Form 10-K
period 1996-09-30
STAC INC
filed 1996-12-23
CIK 1003513

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File No. 0-20095

                                   Stac, Inc
-------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                     Delaware                             95-3825313
-------------------------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

        12636 High Bluff Drive, 4th Floor,
               San Diego, California                      92130-2093
-------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:         (619) 794-4300
                                                   ----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 19, 1996 was $121,156,000.*

The number of shares outstanding of the Registrant's Common Stock was 30,710,560 as of December 19, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Shareholders to be held on February 26, 1997 (the "1997 Annual Meeting") is incorporated herein by reference into Part III of this Report.

Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-46389), as amended, the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as amended, and Current Report on Form 8-K filed on October 16, 1995, as amended, are incorporated herein by reference into
Part IV of this Report.

_______________

  * Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at December 19, 1996. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                        PART I
ITEM 1.  BUSINESS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's (as defined below) future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn (as defined below) semiconductors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Trends and Channel Inventories," "--Seasonality," "--Operating Systems," "--Competition and Risks Associated with New Product Introductions" and "--Stock Price Volatility") and in the Company's Forms 10-Q.

         Stac, Inc. ("Stac" or the "Company") designs, develops, markets and supports storage management and communications software products and services The Company also designs, develops and markets software and semiconductor implementations of its proprietary LZS data compression technology and is developing software and semiconductor implementations of data encryption standards for use with its LZS products. Stac has organized its business into three product groups: storage management solutions and communications solutions which comprise Stac's software business, and networking products which comprises the business of Hi/fn Inc., Stac's networking products subsidiary ("Hi/fn").

         Stac's software business designs, develops, markets and supports storage management and communications solutions that feature disaster recovery, communications and security capabilities important to Internet-connected enterprises and individuals. Both the storage management solutions and communications solutions are sold world-wide through solution providers, resellers, original equipment manufacturers (OEMs), distributors and directly through Stac's Internet site and sales personnel.

         The storage management solutions group is comprised principally of Replica, a software product which provides disaster recovery and backup for servers. Replica for NetWare was introduced in February 1996, and Replica for NT is expected to be available at the end of the March 1997 quarter.

         Stac's communications solutions group is comprised principally of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows 95, Windows 3.x and DOS operating systems and will support Windows NT in a release expected to be available in January 1997.

         Stac's semiconductor products business, formerly referred to as the Technology Business Unit, has been organized as Hi/fn Inc., a Stac subsidiary. Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage hardware and printers. Hi/fn is also implementing data encryption standards in software and silicon for use with data compression to provide fast, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold world-wide to OEMs both directly and through manufacturers' representatives.

         Stac also receives royalties from Microsoft and IBM Corporation for licenses of its data compression technology. The Company will receive $4.0 million in royalties quarterly through December 1997, after which the license agreements will be fully paid-up.

         Stac has been engaged in a continuing program to diversify its software business through acquisitions and internal product development. The Company acquired ReachOut in October 1994 for $19.1 million from Ocean Isle Software. ReachOut has provided a source of software revenue to offset the decrease in Stacker disk compression sales. Stacker sales have declined during each of fiscal 1994, 1995 and 1996 due primarily to the inclusion of disk compression in Microsoft's operating systems and to the declining costs of hard disk storage. Stac also purchased technology in March 1995 which has been used as the basis of its Replica products and is incorporating Internet technology acquired in its October 1995 purchase of California Software, Inc. into its ReachOut and Replica products.

BACKGROUND

COMMUNICATIONS SOLUTIONS SOFTWARE

         The Company's purchase of ReachOut Remote Control software in October 1994 and subsequent internally developed releases of ReachOut have established the Company as a leading provider of products for the remote access market.
The remote access market has developed due to the following trends: i) the need for users to access from outside the office the programs and data on their work computer; ii) the need to transfer files from a remote computer to another; iii) the growth in remote technical support via modem; and iv) the growth in office PC networks and the need for users to access them remotely.

         ReachOut provides a complete remote access solution comprised of remote control, remote node and file transfer. ReachOut 6.0 supports PCs using Windows 95, Windows 3.x and DOS. ReachOut 7.0 will add Windows NT support and is expected to be available as an all-in-one-box solution in the March 1997 quarter. ReachOut remote control effectively allows one PC to take control of another PC by using a connection made over a modem, an ISDN line, the Internet or an internal network. The remote PC, or host, is operated by the user from another PC, the viewer. The host accesses files and runs programs using keystrokes and mouse directions sent by the user from the viewer PC. The viewer PC displays what is on the host PC's screen and thus gives the user a way to remotely operate the host PC and see the results of the work. ReachOut includes a remote access client that allows users to log into a computer network as a remote node. ReachOut also provides a file transfer utility that performs fast file transfer from one PC to another and allows a user to efficiently update a file by transmitting only the changes that have been made since the last time the file was transferred.

STORAGE MANAGEMENT SOFTWARE

         Disaster Recovery and Back-up

         The network server market has grown rapidly as more information is being shared and processed across networks. Also, the storage capacity of hard disk drives installed on servers has grown dramatically. With network servers providing shared access to mission critical information twenty-four hours a day seven days a week, the need for fast, reliable data backup and disaster recovery has become acute. Traditionally servers have been backed up a file at a time. If a lost or deleted file needed to be recovered, specialized software would have to be run by a network systems administrator. If a server was lost and the files destroyed, a new server would have to be formatted and the network operating system reinstalled before going to tapes to try to recover the data. The result has been costly server down time.

         Stac began shipping Replica for NetWare in February 1996. Replica was developed by Stac based on core backup and disaster recovery technology purchased from Crossware Development Corporation and Rememory, Inc. in 1995. Unlike traditional file-by-file backup technologies, Replica uses Stac's Object Replication Technology to replicate entire servers or volumes. Replication allows live servers to be backed up and is dramatically faster than file-by-file software because Replica does not have to open and close each file as it replicates. A replicated volume can be mounted directly as a NetWare volume so that downtime due to a server crash can be minimized. Unlike disaster recovery routines provided by file-by-file software, Replica creates a complete server replica and can restore a server without having to reinstall networking software or rebuild disk partitions.

         The Company expects to ship Replica for Windows NT in late March 1997 and thus provide disaster recovery support for a rapidly growing segment of the network server market.

         Other Storage Management Products

         The Company's family of Stacker products provided the majority of Stac's software revenues for fiscal years 1991 though 1994. Stacker software generally provides an average two-to-one compression ratio when compressing all of the files stored on a personal computer disk drive. Stacker software is sold to end users for data compression on personal computer storage devices and operates on computers running the Windows 95, MS-DOS, PC-DOS, Windows 3.1, OS/2 or Macintosh operating systems.

         Two factors have led to a decrease in the revenue the Company receives from its Stacker products. Data compression utilities are now provided with Windows NT, Windows 95, MS-DOS and PC-DOS under patent or software licenses from Stac and, secondly, the cost per megabyte of hard disk drives has declined significantly. As a result, customers have the choice of inexpensively upgrading their hard disk drives or using compression utilities that are included with the operating systems sold with most personal computers.

         Due to the above factors, the Company no longer invests significant resources in the development or marketing of its Stacker products, but does support retail and OEM sales of the product line.

HI/FN

         As the need to communicate among and within organizations has increased, the need for efficient and secure network communications equipment has also grown. At the same time, Hi/fn's business has migrated from supplying a range of semiconductors and software libraries to backup tape drive OEMs, to supplying a range of data compression and data encryption semiconductors and software libraries to network communications OEMs.

         Hi/fn's current semiconductor and software libraries are based on Hi/fn's patented LZS lossless data compression technology which compresses and decompresses data rapidly, efficiently and transparently. LZS data compression technology compresses all types of data found on a personal computer or transmitted over communications systems, including executable files and text, spreadsheet, graphics and database files. The amount of compression varies depending on the inherent redundancy of the data in the files being compressed, with text, spreadsheet, graphics and database files achieving higher compression ratios than executable files. Hi/fn has also developed proprietary semiconductor architectures that enable its semiconductor-based products to achieve faster processing throughputs than those achievable through software alone.

         Hi/fn is currently developing semiconductors and software libraries which implement data encryption standards. These products are intended to be used with and integrated with Hi/fn's LZS products.

         Hi/fn's family of semiconductors and software libraries are sold to OEMs for use in network bridges and routers, ISDN and frame relay products, high speed DLT back-up tape drives, printers and other applications. LZS technology products have become the de facto standard for internetwork communications.

STRATEGY

STORAGE MANAGEMENT AND COMMUNICATIONS SOFTWARE

         Stac's strategy with respect to its storage management and communications software groups is to provide software solutions for information systems managers and end users, within an organization or at home, to help them better manage and use their personal computer storage and communications investments through the use of intranet and Internet enabled disaster recovery, communications and security capabilities. The Company attempts to meet this goal through internal research and development and product acquisitions.

         In October 1994, Stac purchased ReachOut Remote Control software from Ocean Isle Software. The acquisition of ReachOut expanded the Company's core competencies from storage systems using data compression to include communications. Following the acquisition of ReachOut, the Company has introduced versions 5.0 and 6.0 of ReachOut, creating the first complete remote access software product. ReachOut now offers high performance remote control, rapid file transfer and remote node access to networks for Windows 95, Windows 3.x and DOS and, in its next release, Windows NT 4.0. ReachOut was named Editors' Choice by PC Magazine in each of 1995 and 1996 and has won a number of other awards and recognition.

         In March 1995 Stac acquired Novell NetWare server disaster recovery and backup technology from Crossware Development and Rememory. The Company has invested heavily in further development of those technologies and has added additional features together with new, innovative technology. The result of those development efforts was the February 1996 shipment of Replica for NetWare. Replica introduces Stac's Object Replication Technology as a replacement for file-by-file backup software solutions that do not provide fast, effective disaster recovery.

         In October 1995 the Company acquired Internet software and development capability through the purchase of California Software. The Company's acquisition of California Software has provided the Company with core technology and development resources to integrate Internet functionality into its ReachOut and Replica products.

HI/FN

         The mission of Hi/fn, Stac's networking products subsidiary, is to offer a range of products which incorporate the Company's LZS data compression technology and industry standard data encryption that address its customers' security, bandwidth and capacity needs. Today Hi/fn provides LZS data compression technology in a range of software and semiconductor products that meet a variety of customer performance needs. LZS data compression has addressed a key issue for today's computer users: data communications bandwidth. Efficient exchange of electronic data is vital to the growing ranks of users linked across networks, over telecommunications channels and via wireless communications systems. LZS data compression significantly streamlines this process. By transmitting data in compressed form, the effective rate of transmission is accelerated, the expense of data exchanges is cut by half or more and the volume of traffic that can be carried over communications channels is doubled or more. LZS implementations are also used by tape backup and printer OEMs to increase capacity or reduce the cost of memory in their products.

         Hi/fn is now addressing the security needs of its communications equipment customers. These needs have been brought on by the rapid adoption of the Internet as an integrated part of enterprises' network infrastructure. Hi/fn is implementing data encryption standards in software and silicon. Then, by combining data encryption with LZS data compression, Hi/fn can provide communications equipment OEMs with software and semiconductor products which not only increase bandwidth through compression, but also offer security through the more efficient encryption of compressed data.

PRODUCTS

         The Company currently sells its storage management and communications software solutions to end users and OEMs, and Hi/fn sells software libraries and semiconductor products to equipment and software OEMs. Software solution sales consist of the ReachOut and Replica products and, to a lesser extent, CD-QuickShare and Stacker storage management products. Products sold to Hi/fn's customers consist of semiconductors and LZS and MUM software libraries.

REACHOUT REMOTE ACCESS SOFTWARE

         ReachOut is a communications software program that allows one PC to remotely control another PC by replicating the visual display and controlling the keyboard and mouse. Using ReachOut and a modem, ISDN line or the Internet, you can use your keyboard and mouse to operate a distant PC, synchronize it with your local PC, transfer files or establish a remote node connection.
Using ReachOut over a network connection, you can control or monitor another PC on the same Local Area Network (LAN) or Wide-Area Network (WAN).

         ReachOut gives users, support personnel and administrators new tools with which to do their jobs better. For example: i) telecommuters may access and operate their desktop PC from home or while traveling for business; ii) manufacturers' product support personnel can dial into a computer and diagnose software or hardware problems without the expense and inconvenience of a product return or an on-site visit by a technician; iii) corporate helpdesk personnel can use ReachOut to instantly connect to any workstation on their internal network to support Windows and DOS applications; iv) product demonstration computers can be operated remotely to give demonstrations of software products without having to load and configure each computer with the application that is being demonstrated; v) files can be quickly and easily transferred from a distant computer over a modem connection; or vi) using a ReachOut gateway, any workstation on your corporate LAN or WAN can be accessed.

         The following table lists each of the principal products in the ReachOut family:

                                                                  EXPECTED               DATE OF
 PRODUCT                       DESCRIPTION                        SELLING PRICE          FIRST SHIPMENT
 -------                       -----------                        -------------          --------------
 ReachOut modem and network    Software for Windows 95, Windows   $139                   September 1991
 version with host and         3.x and DOS-based computers
 viewer

 ReachOut modem and network    Software for Windows 95, Windows   $81                    January 1992
 version with host only.       3.x and DOS-based computers.

 ReachOut modem and network    Software for Windows 95, Windows   $93                    January 1992
 version with viewer only      3.x and DOS-based computers.


         ReachOut modem and network version, currently sold as release 6.0, is a communications software program that allows a user to connect to a PC by modem or ISDN, through the Internet or over a network to access another PC in order to remotely control that computer, transfer files between computers, synchronize computers, or establish a remote node connection. The software is sold with both the host and viewer software in one package for users who need a one-to-one remote connection. The host only software is sold for applications such as for manufacturers whose technical support personnel need to view many hosts from their support location. The viewer only software is for users such as sales persons giving demonstrations who need to view one host from many remote locations.

         ReachOut 7.0 is presently in beta testing and is expected to be commercially available in the March 1997 quarter. ReachOut 7.0 will support Microsoft's Windows NT operating system as well as the other operating systems supported by ReachOut 6.0.

REPLICA

         Replica is a backup and disaster recovery software product currently being sold as version 2.1 for Novell NetWare servers. Replica uses Stac's Object Replication Technology to quickly replicate entire servers or volumes and to provide easy access to backed up files plus fast, dependable disaster recovery.

         The following table lists each of the principal products in the Replica family and their current pricing. The Company expects to change its pricing for Replica in January 1997 to reflect competitive pricing models:

                                                                  EXPECTED            DATE OF
 PRODUCT                       DESCRIPTION                        SELLING PRICE       FIRST SHIPMENT
 -------                       -----------                        -------------       --------------
 Replica for NetWare, one      Software for Novell NetWare        $740                February 1996
 server license.               servers.

 Replica. High Performance     Software to support DLT and        $450                March 1996
 Option                        other high speed backup devices
                               and autoloaders.

 Replica.  Multi-Server        Software for Novell NetWare        $450                March 1996
 Agent Option.                 servers.


HI/FN PRODUCTS

         Hi/fn supplies OEMs with data compression coprocessors and software libraries for applications in bridges, routers, ISDN and frame relay products and for peripheral devices such as back-up storage devices and printers. Hi/fn products accounted for 16% and 28% of revenues in fiscal 1995 and 1996 respectively.

         The following table lists each of the principal products that Hi/fn sells to OEMs:

                                                                                  DATE OF
 PRODUCT                   DESCRIPTION                                            FIRST SHIPMENT
 -------                   -----------                                            --------------
 9705                      Data compression multitasking coprocessor for use on   October 1991
                           computer and communication devices.

 9706                      Data compression multitasking coprocessor for use on   December 1992
                           computer and communication devices.

 9710                      Data compression coprocessor for very high speed       September 1996
                           applications.  Provides LZS multi-history support.

 9711                      Data compression coprocessor for very high speed       Expected June Quarter of
                           applications.  Provides LZS and MPPC multi-history     Fiscal 1997
                           support.

 9732                      Very high speed data compression for storage and       June 1994
                           printer applications.

 MUM 1.0                   Software implementing encryption and compression.      Expected March Quarter of
                                                                                  Fiscal 1997

 LZS221                    Compression software libraries licensed for            November 1988
                           operation with various microprocessors.

 MPPC                      Compression software libraries licensed for            July 1996
                           operation with various microprocessors.

         The 9705 data compression coprocessor compresses data at approximately
2.5 megabytes per second and decompresses data at approximately 6 megabytes per second. The power management and multitasking features of this coprocessor suit it to communications applications. The 9705 can be used on local area network adapter cards and network management devices, such as bridges, routers and remote access servers, that allow communications with nodes on a remote local area network as if they were local. The 9705 can quickly switch between more than 1,500 concurrent two-way communications sessions over a single communications line. The 9706 has the same performance as the 9705, but may be configured for 16-bit or 32-bit data transfers.

         The 9732 data compression coprocessor is used in communications and peripheral storage products. The 9732 allows compression rates of 12 megabytes per second and decompression rates of 16 megabytes per second and has on-chip RAM for a single-chip Hi/fn LZS solution.

         The 9710 data compression coprocessor is used in communications products. The 9710 is the next generation of the 9705 and 9706. It may be configured for 16-bit or 32-bit data transfers, and compresses data at approximately 8 megabytes per second and decompresses data at approximately 15 megabytes per second. The 9710 implements LZS multi-history support. The 9711 data compression coprocessor, expected to be available in the June quarter of fiscal 1997, will have the same performance characteristics as the 9710, but will also implement MPPC multi- history support.

         MUM 1.0 encryption and LZS compression software will be used in communications products. It will be implemented in C source code and in optimized assembly for applications based on Motorola's 680xx processors. MUM
1.0 is expected to be available in the March quarter of fiscal 1997.

         The LZS221 family is the Company's software implementation of its LZS data compression technology in C source code and in optimized assembly for OEM applications based on Intel's 80x86 and i960 processors as well as Motorola's 680x0 processors. MPPC software is licensed from Microsoft Corporation and implements in C source code the Company's compression technology for use with Microsoft's operating systems.

         The Company currently grants annual, renewable licenses for both the LZS and MPPC software to software developers and equipment OEMs. Pricing for the licenses is based on related revenue from an OEM's licensed application.

RESEARCH AND DEVELOPMENT

         The market for the Company's products is characterized by rapid technological change, requiring continuous investment to develop and bring to market new products. The Company believes that significant factors in its future success will be its ability to identify and respond to customer needs, to enhance its existing products, to introduce new products on a timely and cost-effective basis, to extend its core technology into new platforms and applications, and to anticipate and respond to emerging standards and other technological changes.

         The Company intends to continue to develop both its software products and semiconductor products as market conditions warrant and to invest in the development of new products. Foreign language versions of products will be developed as market conditions warrant. The Company has developed fully translated German and Japanese versions of its ReachOut and Replica software products for sale in foreign markets and intends to work with partners in other countries to produce other language translations as market conditions warrant.

         The Company's research and development is conducted primarily by its internal product development staff, through contractors, and through acquisitions from third parties. Research and development expenses were $7.2 million in 1995 and $8.4 million in 1996, which represented 16% and 18% of revenues in those periods, respectively.

MARKETING AND SALES

         The Company markets and sells its storage management and communications software products domestically through: i) its internal direct sales staff which, directly and together with corporate resellers, value added resellers and systems integrators, sells to corporations, government entities and other enterprises and ii) distributors that sell to software specialty resellers, computer superstores, mass merchandisers and warehouse outlets. In fiscal 1995 Ingram Micro accounted for 11% of total revenues and in fiscal 1996 accounted for less than 10% of total revenues. The Company's domestic distributors resell the Company's products in North America on a nonexclusive basis pursuant to distribution agreements that have one-year terms with automatic one-year renewal periods. The Company retains ownership of its proprietary rights associated with its products and agrees to indemnify the distributor for third-party claims of proprietary rights infringement to the extent such claims are brought against the distributor.

         The Company's current return policy allows its distributors to return any new, unused product in the distributor's inventory within a contractually defined period of up to 180 days from the notice of discontinuance of any product, or of any new version of a product, for a credit against balancing orders for other products of the Company. In addition, distributors may participate quarterly in a stock balancing program which, subject to certain limitations, allows them to return purchased products within the second month of each calendar quarter for credit towards future purchases or a cash refund. The Company believes that this stock balancing provision is customary in the industry and should not materially increase risks associated with the relationship. End users may return defective products pursuant to policies established by their dealer or directly to the Company within ninety days of purchase. The Company reviews its allowances for returns and distributor inventory levels on a monthly basis and believes its allowances for returns are adequate. However, due to uncertainty regarding end user demand and competitive product introductions, there can be no assurance that actual returns in excess of recorded allowances will not occur and result in a material adverse effect on the Company's business, operating results or financial condition.

         The Company also trains and otherwise supports distributors, resellers and dealers and sponsors joint marketing programs designed to create end-user demand for its products. The Company's marketing programs include advertising in the trade press, targeted direct mail campaigns, sales brochures and participation in trade shows and seminars. These marketing programs have three objectives: create brand name awareness of the Company and its products; generate sales leads for its resellers, distributors and inside direct sales personnel; and support the efforts of its resellers through sales tools and training. The Company seeks to educate individuals and key decision makers in corporations and government about the benefits of its products through specialized marketing programs.

         The Company believes a significant competitive factor in the personal computer business is the ability to provide a high level of customer support. The Company provides telephone support to registered users and resellers. In addition the Company provides automated and electronic support services through its electronic bulletin board service, its Stac.com World Wide Web site, and via automated fax-on-demand and voice response services.

         The Company sells its ReachOut, Replica, CD-QuickShare and Stacker products internationally through a number of distributors in Europe, the Pacific Rim and Latin America. The European distributors are managed by sales personnel located in Stac's sales office in the United Kingdom ("Stac UK"). Distributors in the Pacific Rim and Latin America are managed by sales personnel at the Company's headquarters in California. International sales accounted for revenues of $4.8 million in each of fiscal 1995 and 1996. Technical support for Stac products sold in foreign markets is provided by Stac UK, Stac or through contracts with third parties. The Company's international operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, currency exchange rates, tariffs and taxes, export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, and political and economic instability.

         In addition to the above channels used for marketing and selling the Company's end-user software products, the Company's direct sales staff license its software products to personal computer OEM's and other software and hardware developers for incorporation into their own products.

         Hi/fn sells its semiconductor products and software libraries directly to OEMs and utilizes a domestic network of independent manufacturer's representatives who are compensated on a commission basis to introduce Hi/fn's products to OEMs and provide local sales support for existing OEM customers. These manufacturer's representatives are managed and supported by Hi/fn's internal sales and support staff. Hi/fn selects its representatives on the basis of their reputation, industry knowledge and the product lines they represent. Hi/fn also sells its semiconductor products in Japan and Hong Kong through industrial distributors and directly elsewhere.

COMPETITION

         The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere, MicroCom, Inc.'s Carbon Copy and Traveling Software, Inc.'s Laplink. Symantec, MicroCom and Traveling Software are shipping versions of their remote control products that include Windows NT support. ReachOut also competes against remote access products from companies such as Citrix, Inc. and Shiva Corporation. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers.

         The Company began shipping Replica back-up and disaster recovery software for Novell NetWare during the second quarter of fiscal 1996. Replica competes with well established back-up products from Cheyenne Software, Inc., recently purchased by Computer Associates, Inc., and Seagate Software, Inc. (owned by Seagate Technologies, Inc.), both of which have established channels of distribution and installed customer bases. Resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. Also, Replica is being introduced into a sophisticated NetWare server environment. While the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary. In addition, many enterprises operate in a mixed server environment which includes NetWare and Windows NT and requirements for client back-up support. While the Company intends to provide support for a mixed server environment and for client back-up, such versions will not be available until fiscal 1997.

         The Company's license agreement with IBM Corporation grants IBM the right to implement the Company's LZS data compression technology in IBM hardware and software products. Also, microprocessor and chip set suppliers, customers and others could seek to expand their product offerings by designing and selling products using competitive data compression or other technology that could render obsolete or adversely affect sales of the Company's semiconductor and LZS221 products.

MANUFACTURING AND BACKLOG

         The majority of the Company's software products are manufactured in accordance with the Company's specifications by third parties that specialize in the duplication and assembly of software products. The principal materials and components used in the Company's software products include diskettes and CD's, used for distribution of the software code, and user manuals. The software manufacturing process involves the duplication of media, the printing of user manuals, assembly of components, and final packaging. The Company believes there is an adequate supply of and source for the raw materials used in its software products and that multiple sources are available for media duplication, manual printing and final packaging.

         The Company generally ships software products within ten days after the receipt of an order, although rapid increases in demand as the result of the release of a new product or a product upgrade could cause shipping delays. Generally, the Company has relatively little, if any, backlog of orders for its software products at any given time and does not consider backlog to be a measure of sales for any future period.

         Hi/fn's semiconductor products are manufactured by third-party semiconductor manufacturers. In the past, most recently during fiscal 1995, the lead times required by Hi/fn's manufacturers have increased due to growing world-wide demand for semiconductor products. In addition, future worldwide semiconductor capacity may not always be able to service demand. Lead times from Hi/fn's manufacturers are currently from ten to fourteen weeks, but have been as high as twenty weeks during times of capacity shortages. Hi/fn has instituted programs to have its principal semiconductor products manufactured by two different manufacturers where feasible. However, if Hi/fn has difficulty procuring sufficient quantities of its semiconductor products to meet customer demands, resulting shortages could have a material adverse affect on the Company's financial results.

         Hi/fn quotes lead times for its semiconductor products of twelve weeks from receipt of order and generally ships semiconductor products within one week of the quoted lead times. Hi/fn has a backlog of approximately three to five months of semiconductor sales, representing order lead times. Backlog for semiconductor products is subject to rescheduling and cancellation by customers and is not necessarily indicative of future demand for semiconductor products.

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

         The Company attempts to protect its products with a combination of trade secret, patent, copyright, maskwork and trademark laws and with license agreements. The Company or its subsidiaries own ten issued United States patents relating to data compression, which expire from 2006 to 2013. One or more of the patents are employed in the Company's data compression coprocessors and Stacker, ReachOut, and LZS221 and MPPC software products. The company also owns one patent relating to data compression in each of the United Kingdom, Germany and Belgium and has other patents pending.

         The status of patents covering technology is highly uncertain, involving complex legal and factual questions. There can be no assurance that patent applications filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around or that the Company's competitors will not independently develop non-infringing technologies or products that are equivalent or superior in function or performance. If patents held by competitors or others are upheld by the courts and found to be infringed by Stac's products, the holders of such patents might be in a position to require the Company to stop manufacturing, using or selling the infringing products and to pay up to three times damages to the holders of the infringed patents. There can be no assurance that any licenses that might be required for the Company's products would be available on reasonable terms, if at all.

         In April 1993, a favorable judgment for Stac was entered as part of a settlement in a patent infringement lawsuit against a competitor, Integrated Information Technology. The judgment states that the two Stac data compression patents involved were valid and infringed by the defendant. In February 1994, a Federal jury found that two data compression patents asserted by the Company against Microsoft were valid and infringed. The Company settled the suit in June 1994.

         The Company generally licenses its software products to end user customers by use of a "shrink-wrap" license (a "shrink-wrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the end user can use the product). The terms of this license agreement determine how the software may be used and generally limit the user to use of the software on a single computer and to make a back-up copy and prohibit the end user from providing the product or copies to multiple users. Shrink-wrap licenses are unenforceable under the laws of certain jurisdictions. Judicial enforcement of copyright laws is also uncertain. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. There can be no assurance that misappropriation will not occur.

         The Company's trademark rights include rights associated with its use of its trademarks and rights obtained by registrations of its trademarks. The Company has obtained United States trademark registrations for certain trademarks, and has applied for or obtained registration in various international jurisdictions. The Company's rights to register and use its trademarks do not ensure that the Company has superior rights to others that may have registered or used identical or related trademarks on related goods or services, nor that such registrations or uses will not be used to attempt to foreclose use of a particular trademark by the Company.

         Because the personal computer industry is characterized by rapid technological change, the policing of the unauthorized use of personal computer software is a difficult task and software piracy is expected to continue to be a persistent problem for the packaged software industry. Despite steps taken by Stac to protect its software products, third parties may still make unauthorized copies of Stac's products for their own use or for sale to others. The Company believes that the knowledge, abilities and experience of its employees, its timely product enhancements and upgrades and the availability and quality of its support services provided to users are more significant factors in influencing end users to buy its products than are patent, trade secret and copyright protection laws.

EMPLOYEES

         As of December 15, 1996, Stac employed approximately 160 full-time employees, of whom approximately 60 were employed in research and development, 75 in sales, marketing and customer support and 25 in operations and administration. The Company also uses approximately 40 contractors, principally for research and development activities. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. Stac has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's principal domestic administrative, marketing, sales and product development activities are located in approximately 46,000 square feet of leased facilities in San Diego, California. The space is occupied under lease agreements that expire in March 2000. The Company has options to renew the leases for an additional five year period on terms specified in the current lease agreements. The Company leases approximately 1,600 square feet of warehouse space in Carlsbad, California on a quarter-to-quarter basis and approximately 2,000 square feet of office space in San Jose, California. The Company's subsidiary in the United Kingdom leases 2,600 square feet of office space near London under a ten year lease cancelable by either party after November 1998. See Note 7 of Notes to Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1992, separate shareholder class action complaints were filed in the United States District Court for the Southern District of California, alleging substantially identical violations of the federal securities laws against the Company and certain of its Directors for allegedly misstating and omitting material facts required to be stated in the Company's May 7, 1992 prospectus and in subsequent public announcements in order to artificially inflate the price of the Company's stock. Each suit was purportedly brought on behalf of all persons who purchased the Company's common stock during the period May 7, 1992 through July 9, 1992, inclusive. Each suit seeks compensatory damages in unspecified amounts and other relief. A motion to consolidate the two actions was granted and a consolidated complaint filed. A motion to dismiss the complaint was granted on September 20, 1993 with leave to amend the complaint. On November 18, 1993, plaintiffs amended the complaint and named additional Directors and Officers of the Company as defendants. The amended complaint alleged substantially the same violations as the complaint first filed in July 1992.

         In July 1994 the San Diego Federal District Court dismissed the action, with prejudice. The plaintiffs' appeals of the District Court's decision were denied by the Ninth Circuit Court of Appeals and the District Court's decision affirmed and entered. Plaintiffs have asked the United States Supreme Court to review the Appellate Court's decision.

         The Company and the individual defendants have vigorously defended against the actions. Although the ultimate outcome of the litigation cannot be predicted with certainty, based upon their present understanding of the law and facts, management and the individual defendants believe that they have meritorious defenses to the claims alleged.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Common Stock of Stac is traded on the Nasdaq National Market ("NNM") under the symbol "STAC." The following table sets forth the range of high and low sales prices on the NNM for the Common Stock for the periods indicated and since January 1, 1994. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                               Common Stock Prices
                                               High             Low
                                            -----------      ----------
Calendar Year 1994:
  First Quarter                               $ 8.25           $3.50
  Second Quarter                              $ 7.375          $3.875
  Third Quarter                               $ 6.63           $5.00
  Fourth Quarter                              $ 6.75           $4.25

Calendar Year 1995:
  First Quarter                               $ 6.38           $4.88
  Second Quarter                              $ 8.13           $5.38
  Third Quarter                               $10.25           $7.25
  Fourth Quarter                              $15.13           $6.75

Calendar Year 1996:
  First Quarter                               $14.50           $8.75
  Second Quarter                              $13.88           $9.88
  Third Quarter                               $11.25           $6.88
  Fourth Quarter (through December 19, 1996)  $ 8.63           $6.25


         The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 426 shareholders of record as of December 11, 1996. The Company believes it has in excess of 500 beneficial shareholders. The last sales price for the Company's Common Stock, as reported on the NNM on December 19, 1996, was $6.75.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data, insofar as it relates to each of the fiscal years 1992 through 1996, have been derived from audited financial statements, including the balance sheet at September 30, 1996 and 1995 and the related statements of operations for each of the three years ended September 30, 1996 and notes thereto. This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods which are included herein.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



 FISCAL YEAR ENDED SEPTEMBER 30,                 1996         1995          1994         1993          1992
                                               -------       -------      -------       -------      -------
 Revenues                                      $46,765       $45,804      $31,325       $36,984      $33,356
 Operating income (loss)                         2,352        (1,035)        (750)         (234)      12,106
 Net income (loss)                              (1,675)        1,496          333           415        8,362
 Net income (loss) available for
   common shareholders                          (1,843)         (102)        (116)          415        8,362
 Net income (loss) per common share              (0.06)         0.00         0.00          0.02         0.34
 Common shares used to compute per share        30,068        25,391       24,643        25,013       24,529
   data
 Working capital                               $68,498       $65,186      $71,800       $31,053      $30,773
 Total assets                                   83,690        80,611       77,952        37,674       40,597
 Common stock and other
   shareholders' equity                         78,999        36,395       34,705        33,001       32,314

         The Company has never declared or paid any cash dividends on its common stock. The company currently intends to retain remaining future earnings to finance the growth and development of its business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Stac, Inc. ("Stac" or the "Company") designs, develops, markets and supports storage management and communications software products and services The Company also designs, develops and markets software and semiconductor implementations of its proprietary LZS data compression technology and is developing software and semiconductor implementations of data encryption standards for use with its LZS products. Stac has organized its business into three product groups: storage management solutions and communications solutions which comprise Stac's software business, and networking products which comprises the business of Hi/fn Inc., Stac's networking products subsidiary ("Hi/fn").

         Stac's software business designs, develops, markets and supports storage management and communications solutions that feature disaster recovery, communications and security capabilities important to Internet-connected enterprises and individuals. Both the storage management solutions and communications solutions are sold world-wide through solution providers, resellers, original equipment manufacturers (OEMs), distributors and directly through Stac's Internet site and sales personnel.

         The storage management solutions group is comprised principally of Replica, a software product which provides disaster recovery and backup for servers. Replica for NetWare was introduced in February 1996, and Replica for NT is expected to be available at the end of the March 1997 quarter.

         Stac's communications solutions group is comprised principally of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows 95, Windows 3.x and DOS operating systems and will support Windows NT in a release expected to be available in the March 1997 quarter.

         Stac's semiconductor products business, formerly referred to as the Technology Business Unit, has been organized as Hi/fn Inc., a Stac subsidiary. Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage hardware and printers. Hi/fn is also implementing data encryption standards in software and silicon for use with data compression to provide fast, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold world-wide to OEMs both directly and through manufacturers' representatives.

         Stac also receives royalties from Microsoft and IBM Corporation for licenses of its data compression technology. The Company will receive $4.0 million in royalties quarterly through December 1997, after which the license agreements will be fully paid-up.

         Stac has been engaged in a continuing program to diversify its software business through acquisitions and internal product development. The Company acquired ReachOut in October 1994 for $19.1 million from Ocean Isle Software. ReachOut has provided a source of software revenue to offset the decrease in Stacker disk compression sales. Stacker sales have declined during each of fiscal 1996, 1995 and 1994 due primarily to the inclusion of disk compression in Microsoft's operating systems and to the declining costs of hard disk storage. Stac also purchased technology in March 1995 which has been used as the basis of its Replica products and is incorporating Internet technology acquired in its October 1995 purchase of California Software, Inc. into its ReachOut and Replica products.

         The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this annual report. Fluctuations in annual results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Quarterly Trends and Channel Inventories," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Forms 10-Q.

RESULTS OF OPERATIONS

         The following table sets forth for the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown. Unless otherwise indicated, references to years are to fiscal years which ended September 30.

                                                  1996       1995      1994
                                                  ----       ----      ----
Revenues                                           100%       100%      100%
Cost of revenues                                    14         12        16
                                                   ---        ---      ----

Gross margin                                        86         88        84
                                                   ---        ---      ----

Research and development                            18         16        18
Purchased research and development                  26         29         -
Sales and marketing                                 28         29        38
General and administrative                           9         11        30
Restructuring                                        -          5         -
                                                   ---        ---      ----
                                                    81         90        86
                                                   ---        ---      ----

Operating income (loss)                              5         (2)       (2)
Interest income                                      5          4         4
                                                  ----        ---      ----

Income before income taxes                          10          2         2
Provision for (benefit from) income taxes           13         (1)        1
                                                   ---        ---      ----

Net income (loss)                                   (3)%        3%        1%
                                                  ====        ===      ====

REVENUES

         Revenues increased by 2% to $46.8 million in 1996 compared to 1995 revenues, and increased by 46% in 1995 to $45.8 million compared to 1994 revenues of $31.3 million. The increase in 1996 revenues was due to increased Hi/fn sales offset in part by a decline in software sales as discussed below. The increase in 1995 revenues was due primarily to license fees received from Microsoft and IBM for Stac lossless data compression technology.

                                          1996               1995               1994
                                          ----               ----               ----
      Net Revenue ($millions):
         Software                    $17.9     38%      $21.7      47%     $20.1      64%
         Hi/fn                        12.9     28         7.3      16        5.7      18
         Licenses                     16.0     34        16.8      37        5.5      18
                                     -----    ---       -----     ---      -----     ---
            Total                    $46.8    100%      $45.8     100%     $31.3     100%
                                     -----    ---       -----     ---      -----     ---

         Software sales, which are comprised of domestic and international sales and licenses through distribution, retailers, solution providers, OEM and direct channels, accounted for $17.9 million of revenues in 1996, $21.7 million in 1995, and $20.1 million in 1994. Software sales decreased by 18% in 1996 from 1995 due primarily to declining sales of Stacker as discussed in the Overview above, offset by revenues from ReachOut and, to a lesser extent, from Replica. Software sales increased by 8% in 1995 from 1994 due primarily to revenues from the October 1994 acquisition of ReachOut, offset by declines in Stacker sales.

         Revenues from Hi/fn, Stac's semiconductor subsidiary which develops, markets and sells semiconductors and software libraries derived from the Company's data compression technology and from data encryption standards, were $12.9 million in 1996, $7.3 million in 1995, and $5.7 million in 1994. The increase in revenues in both 1996 and 1995 are due primarily to sales of the Company's data compression coprocessors to providers of high speed networks and tape drives. The Company expects Hi/fn semiconductor sales in the December 1996 quarter to decrease significantly from the levels of the September 1996 quarter due to high levels of inventory held by some OEM customers, and OEMs practice of building product in large lots in order to achieve manufacturing efficiencies. The Company expects Hi/fn revenues to then increase in the March 1997 quarter from levels of the December 1996 quarter as OEM inventories are consumed and new products from Hi/fn are shipped to customers.

         Royalties from licenses of Stac's data compression technology to operating system vendors were $16.0 million in 1996, $16.8 million in 1995, and $5.5 million in 1994. In 1996 and 1995, royalty revenues were primarily from license agreements with Microsoft and IBM, who are obligated to continue paying royalties under those licenses at the rate of $4.0 million per quarter through December 1997. Royalty revenues in 1994 were primarily from license agreements with Microsoft and hardware OEMs.

         International revenues, which are included above, are primarily from sales of software products. International revenues were $4.8 million, or 10% of revenues in 1996, $4.8 million, or 10% of revenues in 1995, and $5.2 million, or 17% of revenues in 1994. International revenues were unchanged in 1996 from 1995 levels and decreased 8% in 1995 from 1994 due primarily to decreases in Stacker sales following the introduction of lossless disk compression in personal computer operating systems as discussed above. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

GROSS MARGIN

         Cost of revenues consists primarily of Stac's proprietary design semiconductors, which are manufactured by third party foundries for resale by Stac, and of the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins were 86% in 1996, 88% in 1995, and 84% in 1994. The decrease in 1996's gross margin from that of 1995 was due to the increase of Hi/fn semiconductor revenues as a percent of total revenue. Semiconductor revenues have a lower gross margin than software revenues. The increases in 1995's gross margin percent from that of 1994 was due primarily to increased royalty revenues as a percent of total revenues.

RESEARCH AND DEVELOPMENT

         The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $8.4 million for 1996, $7.2 million for 1995, and $5.6 million for 1994. The increases in product development in 1996 from that of 1995 and in 1995 from that of 1994 were due to the addition of personnel for development of new versions of ReachOut, development of the Company's Replica product line, development of CD-QuickShare in 1995, and amortization of capitalized research and development costs associated with the acquisition of ReachOut. The Company expects to continue to invest in the development of products for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

         Purchased research and development for 1996 includes $12.2 million recognized in connection with the October 1995 acquisition of California Software, Inc. and the related investment in DynaNet,

Inc. Purchased research and development for 1995 includes $12.7 million related to the October 1994 acquisition of ReachOut from Ocean Isle Software and $0.7 million related to the March 1995 technology acquisition from Crossware Development Corporation and Rememory Corporation.

SELLING AND MARKETING EXPENSE

         Selling and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, customer service, product technical support, consulting, advertising and promotion expenses and overhead. Such expenses were $12.9 million for 1996, $13.3 million for 1995, and $11.9 million for 1994. There was no significant change in marketing and sales expense in 1996 from that of 1995. The increase in 1995 spending from that of 1994 was due primarily to direct sales and marketing costs associated with the acquisition of ReachOut. In June 1995, in order to reduce costs, the Company closed its direct sales facility in Florida and consolidated its sales operations at the Company's San Diego headquarters.

         During 1996 the Company has invested in its sales organization in order to reach corporate and enterprise end users of storage management and communications products. To that end, the Company has hired sales staff to support direct sales and OEMs, resellers and solution provider organizations. The Company expects to continue to increase its spending on sales personnel and marketing programs in 1997 in association with the introduction of new and enhanced versions of ReachOut and Replica. As a result, consolidated sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $4.4 million for 1996, $5.2 million for 1995, and $9.5 million for 1994. The decrease in 1996 expenses from those of 1995 was due to the inclusion in 1995 of a non-recurring expense of $1 million related to terminated acquisition activities. The decrease in 1995 expenses from those of 1994 was due to the settlement of patent litigation with Microsoft and the resulting decrease in legal expenses. The Company expects to hire additional management personnel in 1997 to manage operating activities of the Company and to manage software service business opportunities. As a result, consolidated general and administrative expenses are expected to increase in 1997 from the levels incurred in 1996.

RESTRUCTURING CHARGES

         In May 1995 the Company closed its Florida direct sales facility and consolidated U.S. sales activities in its San Diego, California headquarters. In conjunction with the closure the Company recorded a restructuring charge to operations of $2.4 million. The principal components of the charge include $.6 million for lease termination and closure costs, $1.0 million for intangibles written down, $.5 million for losses on fixed asset disposals, and $.3 million for severance and employee related liabilities.

INTEREST INCOME

         Interest income was $2.1 million in 1996, $2.0 million in 1995, and $1.2 million in 1994. The increase in interest income in 1996 over that of 1995 was due to interest earned on net positive cash flow from operations. The increase in interest income in 1995 over that of 1994 was due primarily to cash received from Microsoft's purchase of the Company's preferred stock in June 1994. The Company invests the majority of its funds in tax exempt securities.

INCOME TAXES

         For 1996, the Company reported a provision income for taxes of $6.1 million on income before income taxes of $4.5 million. In 1996 the Company deducted purchased research and development of $12.2 million for which, consistent with statutory guidelines, no tax benefit was recognized. Prior to the purchased research and development, the effective tax rate for 1996 was 37%. For 1995 the Company recorded a tax benefit on pre-tax net income principally as the result of tax exempt interest earned on cash equivalents and marketable securities. For 1994 the effective tax rate was 31%. The effective tax rates for both 1996 and 1994 are lower than the statutory federal and state rates due primarily to tax exempt interest earned on cash equivalents and marketable securities. Differences in effective tax rates among years is also affected by the proportion of earnings from interest income and foreign operations to total earnings and the different statutory tax rates associated with them.

QUARTERLY TRENDS AND CHANNEL INVENTORIES

         The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology.

         Hi/fn's customers order semiconductor products to meet production schedules based on forecasts of demand for their products. Additionally, OEMs contract with third party manufacturers to build their products in large lot sizes to achieve manufacturing efficiencies. As a result of these practices, OEM semiconductor and finished product inventories can vary significantly depending on actual sales, the continuation of sales trends, and the timing of contractor manufacturing cycles with the result that demand for the Company's semiconductor products may have cyclical increases and decreases.

SEASONALITY

         The software industry has typically experienced some seasonal variations in demand, with sales declining somewhat in the summer months. The Company believes that its software sales are subject to similar seasonal variations which, when combined with the other factors described above, are likely to result in fluctuations in the Company's quarterly results. As a result, historical quarter-to-quarter comparisons should not be relied upon as indicative of future performance.

OPERATING SYSTEMS

         Stac's ReachOut and Replica products currently operate on a limited number of personal computer and network operating systems. ReachOut is compatible with Microsoft Windows 95, Windows 3.x and DOS, while Replica supports Novell NetWare servers. However, customer use of and demand for products that support Microsoft's Windows NT server and workstation operating systems is increasing. To respond to customer requests, the Company has most recently announced that it intends to have versions of its ReachOut and Replica products for Windows NT released by the end of December 1996 and the end of March 1997, respectively. At this time, the ReachOut NT product is in beta testing and is now expected to be released in the March 1997 quarter. The projected release date for Replica for NT has not changed. If the Company is unable to provide customers with products compatible with Windows NT, the Company's ability to market and sell ReachOut and Replica would be adversely affected.

COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS

         The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere, MicroCom, Inc.'s Carbon Copy and Traveling Software, Inc.'s Laplink. Symantec, MicroCom and Traveling Software are shipping versions of their remote control products that were introduced subsequent to ReachOut 6.0 and that include Windows NT support. ReachOut also competes against remote node products from companies such as Citrix, Inc. and Shiva Corporation. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers.

         The Company began shipping Replica back-up and disaster recovery software for Novell NetWare during the second quarter of fiscal 1996. Replica competes with well established back-up products from Cheyenne Software, Inc., recently purchased by Computer Associates, Inc., and Seagate Software, Inc. (owned by Seagate Technologies, Inc.), both of which have established channels of distribution and installed customer bases. Resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. Also, Replica is being introduced into a sophisticated NetWare server environment. While the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary. In addition, many enterprises operate in a mixed server environment which includes NetWare and Windows NT and requirements for client back-up support. While the Company intends to provide support for a mixed server environment and for client back-up, such versions will not be available until fiscal 1997.

         The Company's license agreement with IBM Corporation grants IBM the right to implement the Company's LZS data compression technology in IBM hardware and software products. Also, microprocessor and chip set suppliers, customers and others could seek to expand their product offerings by designing and selling products using competitive data compression or other technology that could render obsolete or adversely affect sales of the Company's semiconductor and LZS221 products.

STOCK PRICE VOLATILITY

         Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues, timing of the receipt of technology license fees, and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities increased by $4.8 million to $65.4 million at September 30, 1996 from that at September 30, 1995. The increase was primarily attributable to cash generated from operations offset by $11.2 million paid for the acquisition of California Software, Inc. and the related investment in DynaNet. Accounts receivable decreased by $0.6 million to $5.6 million at September 30, 1996 from that at September 30, 1995. Working capital increased by $3.3 million to $68.5 million at September 30, 1996 from that at September 30, 1995.

         During 1996 and 1995 the company paid $.2 million and $1.6 million, respectively, in dividends on its Series A Preferred Stock. The obligation to pay the preferred dividend terminated when the preferred stock was converted to common stock in November 1995.

         The Company believes that existing cash balances and funds provided by operations will be sufficient to finance its working capital requirements for the foreseeable future.

Selected Quarterly Data
(In thousands, except per share data)

                                              Sept. 30,        June 30,         Mar. 31,        Dec. 31,
                          Fiscal 1996            1996            1996             1996            1995
-------------------------------------         ---------        --------         --------        --------
Revenues                                      $  12,234       $   10,988        $  12,236      $  11,307
Gross margin                                     10,522            9,168           10,712          9,832
Income (loss) from operations                     3,214            2,618            4,358         (7,838)
Net income (loss)                                 2,527            1,916            3,062         (9,180)
Net income (loss) per common share            $     .08       $      .06         $    .10      $    (.33)
Common stock price:
    High                                      $   11.25       $    13.88         $  14.50      $   15.13
    Low                                       $    6.88       $     9.88         $   8.75      $    6.75


                                                Sept. 30,        June 30,         Mar. 31,        Dec. 31,
                          Fiscal 1995             1995             1995             1995           1994
-------------------------------------           --------         --------         --------       --------
Revenues                                       $ 11,277        $  11,196        $  12,582      $  10,749
Gross margin                                      9,913            9,935           11,142          9,438
Income (loss) from operations                     4,017              908            3,294         (9,254)
Net income (loss)                                 2,841            1,314            2,465         (5,124)
Net income (loss) per common share             $     09         $    .03         $    .08       $   (.22)
Common stock price:
    High                                       $   0.25         $   8.13         $   6.38       $   6.75
    Low                                        $   7.25         $   5.38         $   4.88       $   4.25


As of December 11, 1996, there were 426 holders of record of the Company's common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements at September 30, 1996 and 1995, and for each of the three fiscal years in the period ended September 30, 1996 and the Report of Price Waterhouse, Independent Accountants, are included in this report on pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

ITEM 11.  EXECUTIVE COMPENSATION

                 The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of the report:

                                                                                               Page
                                                                                              Number
                                                                                              ------
         (1)     Report of Independent Accountants                                              F-1
                 Consolidated Balance Sheet at
                     September 30, 1996 and 1995                                                F-2
                 Consolidated Statement of Operations for
                     Fiscal 1996, 1995 and 1994                                                 F-3
                 Consolidated Statement of Cash Flows for
                     Fiscal 1996, 1995 and 1994                                                 F-4
                 Consolidated Statement of Stockholders' Equity
                     for Fiscal 1996, 1995 and 1994                                             F-6
                 Notes to Consolidated Financial Statements                                     F-7
         (2)     Schedule I -- Marketable Securities                                            S-1
                 All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.


(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1996.

(c)      Exhibits

Exhibit            Exhibit
Footnote           Number                               Description
-------------------------------------------------------------------------------
                     2.1                  Agreement and Plan of Merger, dated
                                          April 5, 1996, between the Registrant
                                          and Stac, Inc., a
                                          California corporation.

                     3.1                  Certificate of Incorporation of the Registrant.

                     3.2                  Bylaws of the Registrant.

                     4.1                  Reference is made to Exhibits 3.1,
                                          3.2, 10.8, 10.9, 10.10 and 10.12.

     (1)            10.1                  Form of Indemnity Agreement entered
                                          into between the Registrant and its
                                          directors and officers with
                                          related schedule.

     (1)(7)        10.2                   Registrant's 1992 Stock Option
                                          Plan (the "1992 Plan").

     (5)(7)        10.3                   Registrant's 1992 Non-Employee
                                          Directors' Plan, as amended
                                          (the "Directors' Plan").

     (1)(7)        10.4                   Registrant's Employee Stock Purchase Plan
                                          and related offering document.

     (1)           10.5                   Securities Purchase Agreement, dated
                                          as of March 27, 1990, among the
                                          Registrant and the other persons
                                          named therein.

     (1)           10.6                   Distributor Agreement, between the
                                          Registrant and Merisel, Inc., dated
                                          as of March 1, 1991.

     (1)           10.7                   Distributor Agreement, between the
                                          Registrant and Ingram Micro, Inc.,
                                          dated as of March 13, 1991.

     (3)           10.8                   License Agreement, between the
                                          Registrant and Microsoft Corporation,
                                          dated as of June 20, 1994.

     (5)(7)        10.9                   Forms of Non-statutory Stock Option
                                          Agreements under the Directors' Plan.

     (6)           10.10                  Stock Purchase Agreement dated
                                          October 6, 1995 between the Registrant
                                          and William T. Baker.

     (6)           10.11                  Option Purchase Agreement dated
                                          October 6, 1995 among the Registrant
                                          and Certain Holders of Options to
                                          Purchase Common Stock of California
                                          Software, Inc.

     (6)           10.12                  Indemnity Agreement dated
                                          October 6, 1995 between the
                                          Registrant and William T. Baker.

     (6)           10.13                  Series A Preferred Stock Purchase
                                          Agreement dated October 6, 1995 by
                                          and between DynaNet, Inc. and the
                                          Registrant.

                   10.14                  Office Lease date March 22, 1994
                                          between the Registrant and
                                          Weyerhaeuser Mortgage Company and
                                          Fort Wyman, Inc.

                   10.15                  Office Lease date March 22, 1994
                                          between the Registrant and
                                          Weyerhaeuser Mortgage Company
                                          and Fort Wyman, Inc.

                   10.16                  Office Lease dated July 12, 1994
                                          between the Registrant and
                                          Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

                   10.17                  Amendment No. 1 to the Office Lease
                                          dated July 12, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

                   10.18                  Amendment No. 2 to the Office Lease
                                          dated July 12, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

                   11.1                   Calculation of net income (loss)
                                          per share.

                   21.1                   Subsidiaries of the Registrant.

                   23.1                   Consent of Price Waterhouse LLP.

                   24.1                   Power of Attorney.  Reference is
                                          made to page 32.
-------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-46389) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated May 6, 1992.

(3) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, as amended.

(4) Certain confidential portions deleted pursuant to order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated October 21, 1994.

(5) Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(6) Filed as an exhibit to the Company's Report on Form 8-K filed on October 16, 1995, relating to the Company's (i) acquisition of all of the outstanding capital stock and options to purchase the capital stock of California Software, Inc. and (ii) acquisition of Series A Preferred Stock of DynaNet, Inc.

(7) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(3).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STAC, INC.

                                  By:      /s/ Gary W. Clow
                                         ------------------------------------
                                           Gary W. Clow
                                           Chairman of the Board, President
                                              and Chief Executive Officer

                                   Date: December 20, 1996

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary W. Clow and John R. Witzel, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                 Title                             Date
         ---------                                 -----                             ----
/s/ Gary W. Clow                                   Chairman of the Board,            December 20, 1996
--------------------------------------             President and Chief
(Gary W. Clow)                                     Executive Officer
                                                   (Principal executive officer)

/s/ John R. Witzel                                 Vice President of Finance,        December 20, 1996
--------------------------------------             Chief Financial Officer and
(John R. Witzel)                                   Secretary (principal
                                                   financial and accounting
                                                   officer)

/s/ Douglas L. Whiting, Ph.D.                      Vice President of                 December 20, 1996
--------------------------------------             Technology and Director
(Douglas L. Whiting, Ph.D.)

/s/ Charles H. Gaylord, Jr.                        Director                          December 20, 1996
------------------------------------
(Charles H. Gaylord, Jr.)

/s/ Joseph W. Jennings                             Director                          December 20, 1996
------------------------------------
(Joseph W. Jennings)

/s/ Robert W. Johnson                              Director                          December 20, 1996
------------------------------------
(Robert W. Johnson)

/s/ Russell Robelen                                Director                          December 20, 1996
------------------------------------
(Russell Robelen)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Stac, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Stac, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

San Diego, California
October 25, 1996





                                      F-1.

                                   STAC, INC.
                           CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                                                         SEPTEMBER 30,
                                                                ------------------------------
                                                                   1996                1995
                                                                ---------           ----------
                                              ASSETS
  Current assets:
   Cash and cash equivalents                                  $   35,942            $   34,696
   Marketable securities                                          29,463                25,867
   Accounts receivable                                             5,577                 6,226
   Income taxes receivable                                             -                   251
   Inventories                                                       754                   484
   Deferred income taxes                                             979                 1,484
   Prepaid expenses and other current assets                         232                   119
                                                              ----------            ----------
             Total current assets                                 72,947                69,127

  Property and equipment, net                                      3,673                 3,455
  Deferred income taxes                                            6,322                 6,668
  Other assets                                                       748                 1,361
                                                              ----------            ----------
                                                              $   83,690            $   80,611
                                                              ==========            ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                          $     1,389            $    1,007
   Income taxes payable                                              390                     -
   Accrued expenses and other current liabilities                  2,670                 2,934
                                                              ----------            ----------
             Total current liabilities                             4,449                 3,941

  Other liabilities                                                  242                   315
                                                             -----------            ----------
                                                                   4,691                 4,256
                                                             -----------            ----------
  Commitments and contingencies (Notes 7 and 9 )

  Series A mandatorily redeemable cumulative
   convertible preferred stock, no par value; 444
   shares authorized, issued, and outstanding in 1995;
   redemption and liquidation value of $90,000
   per share.                                                          -                39,960
                                                            ------------            ----------

  Common stock and other shareholders' equity:
   Common stock, no par value; 100,000,000 shares
   authorized; 30,687,000 and 25,671,000 shares issued
   and outstanding in 1996 and 1995, respectively                 73,547                29,101
  Cumulative translation adjustment                                 (118)                 (119)
  Retained earnings                                                5,570                 7,413
                                                             -----------            ----------
             Total common stock and other
              shareholders' equity                                78,999                36,395
                                                             -----------            ----------
                                                             $    83,690            $   80,611
                                                             ===========            ==========


          See accompanying notes to consolidated financial statements.





                                      F-2.

                                   STAC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands except per share amounts)



                                                                   YEAR ENDED SEPTEMBER 30
                                                       -----------------------------------------------------
                                                          1996               1995                  1994
                                                       ---------          ---------            ----------
Revenues                                                $   46,765          $  45,804           $  31,325
Cost of revenues                                             6,531              5,376               5,018
                                                       -----------         ----------          ----------
Gross margin                                                40,234             40,428              26,307
Research and development                                     8,356              7,212               5,594
Purchased research and development                          12,217             13,354                   -
Sales and marketing                                         12,923             13,268              11,933
General and administrative                                   4,386              5,201               9,530
Restructuring                                                    -              2,428                   -
                                                     -------------         ----------        ------------
Operating income (loss)                                      2,352             (1,035)               (750)
Interest income                                              2,115              1,983               1,234
                                                       ----------          ----------          ----------
Income before income taxes                                   4,467                948                 484
Provision for (benefit from) income taxes                    6,142               (548)                151
                                                        ----------         ----------         -----------
Net income (loss)                                           (1,675)             1,496                 333
Less preferred dividends                                       168              1,598                 449
                                                        ----------         ----------         -----------
Net loss available for
  common shareholders'                                   $  (1,843)        $     (102)        $      (116)
                                                         =========         ==========         ===========


Net loss per common share, primary                       $   (0.06)        $     0.00         $      0.00

Net loss per common share, fully diluted                 $   (0.05)        $     0.00         $      0.00

Weighted average common shares
  outstanding, primary                                      30,068             25,391              24,643

Weighted average common shares
  outstanding, fully diluted                                30,585             25,391              24,643



          See accompanying notes to consolidated financial statements.





                                      F-3.

                                   STAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------------- ------------
                                                                    1996             1995            1994
                                                                 -----------      ----------      ---------
Cash flows from operating activities:
  Net income (loss)                                             $    (1,675)  $      1,496        $    333
  Adjustments required to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                     1,945          2,289           1,249
    Purchased research and development                               12,217         13,354               -
    Non-cash restructuring charges                                        -          1,489               -
    Deferred stock compensation                                          91            154             194
    (Gain) loss on disposals of fixed assets                            (14)            79               -
    Provision (benefit) for deferred income taxes                       851         (6,274)           (262)
    Changes in assets and liabilities, net of
     business acquisitions:
      Accounts receivable                                               649           (864)            523
      Income taxes receivable                                           251            327           2,200
      Inventories                                                      (270)           245             (60)
      Prepaid expenses and other current assets                        (113)           409             (99)
      Other assets                                                       11             96             (44)
      Accounts payable                                                  382           (971)         (1,161)
      Income taxes payable                                              390              -               -
      Accrued expenses and other current liabilities                   (264)           730              99
                                                                 ----------     ----------        --------
        Net cash provided by operating activities                    14,451         12,559           2,972
                                                                  ---------      ---------         -------

Cash flows from investing activities:
  Purchases of marketable securities                                (35,333)       (24,612)        (52,943)
  Sales of marketable securities                                     31,737         59,404          15,679
  Acquisitions, net of cash acquired                                (11,252)       (18,860)              -
  Purchases of property and equipment                                (1,547)        (2,225)         (1,789)
                                                                  ---------      ---------        --------
      Net cash (used) provided by investing activities              (16,395)        13,707         (39,053)
                                                                   --------       --------         -------

Cash flows from financing activities:
  Issuance of common stock, net                                       1,336            951             724
  Tax benefits from exercise of stock options                         1,853            730             568
  Issuance of preferred stock, net                                        -              -          39,928
  Preferred stock dividends                                               -         (1,598)           (449)
                                                               ------------      ---------       ---------
      Net cash provided by financing activities                       3,189             83          40,771
                                                                 ----------    -----------        --------

Effect of exchange rate changes on cash                                   1              6              38
                                                               ------------   ------------       ---------
Net increase in cash and cash equivalents                             1,246         26,355           4,728
Cash and cash equivalents at beginning of period                     34,696          8,341           3,613
                                                                 ----------    -----------        --------
Cash and cash equivalents at end of period                       $   35,942     $   34,696        $  8,341
                                                                 ==========     ==========        ========





                                      F-4.

Supplemental disclosures of cash flow information:
  Net cash paid (refunds received) for income taxes             $     2,797       $  4,674       $  (2,396)
Supplemental non-cash activities:
  Conversion of preferred stock to common stock                      39,960              -               -
  Issuance of common stock for business acquisitions                    965              -               -
  Issuance of preferred stock dividends in common
     stock                                                              168              -               -
  Conversion of deferred compensation to equity
     upon exercise of common stock options                              164            137             492


          See accompanying notes to consolidated financial statements.





                                      F-5.

                                   STAC, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                       RETAINED
                                                 COMMON STOCK        CUMULATIVE        EARNINGS
                                         --------------------------  TRANSLATION     (ACCUMULATED
                                              SHARES       AMOUNT    ADJUSTMENT        DEFICIT)        TOTAL
                                         -------------   ----------  ----------      -----------     ---------
Balance at September 30, 1993                 24,284      $ 25,501    $   (163)       $  7,663       $ 33,001
Accretion of preferred stock                     -             -           -               (32)           (32)
Dividends paid on preferred stock                -             -           -              (449)          (449)
Issuance of common stock upon
  exercise of options                            765         1,060         -               -            1,060
Issuance of common stock under
  Employee Stock Purchase Plan                    47           154         -               -              154
Tax benefits from exercise of
  stock options                                  -             568         -               -              568
Equity adjustment from foreign
  currency translation                           -             -            38             -               38
Net income                                       -             -           -               333            333
                                              ------      --------    --------        --------       --------
Balance at September 30, 1994                 25,096        27,283        (125)          7,515         34,673

Dividends paid on preferred stock                -             -           -            (1,598)        (1,598)
Issuance of common stock upon
  exercise of options                            518           817         -               -              817
Issuance of common stock under
  Employee Stock Purchase Plan                    57           271         -               -              271
Tax benefits from exercise of
  stock options                                  -             730         -               -              730
Equity adjustment from foreign
  currency translation                           -             -             6             -                6
Net income                                       -             -           -             1,496          1,496
                                              ------       -------    --------        --------       --------
Balance at September 30, 1995                 25,671        29,101        (119)          7,413         36,395

Conversion of preferred stock                  4,440        39,960         -               -           39,960
Dividends paid on preferred stock                 19           168         -              (168)           -
Issuance of common stock for
  business acquisitions                          105           965         -               -              965
Issuance of common stock upon
  exercise of options                            412         1,204         -               -            1,204
Issuance of common stock under
  Employee Stock Purchase Plan                    40           296         -               -              296
Tax benefits from exercise of
  stock options                                  -           1,853         -               -            1,853
Equity adjustment from foreign
  currency translation                           -             -             1             -                1
Net loss                                         -             -           -            (1,675)        (1,675)
                                              ------      --------     -------        --------       --------
Balance at September 30, 1996                 30,687      $ 73,547    $   (118)       $  5,570       $ 78,999
                                              ======      ========    ========        =========      ========

                    See accompanying notes to consolidated financial statements.





                                      F-6.

                                   STAC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  --  DESCRIPTION OF BUSINESS AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES:

  Description of Business

         Stac, Inc. (the "Company") designs, develops, markets and supports networking technologies, systems management software and applications for the storage and communication of data for personal computers and computer networks. The Company was incorporated in February of 1983.

  Consolidation

         The financial statements as of and for the years ended September 30, 1996 and 1995 consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Financial Statement Preparation

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

         Revenue from the sale of software is generally recognized upon shipment, net of an allowance for estimated returns. Recognition of software revenue is deferred when, in management's opinion, quantities of such products in the distribution channel are above levels considered appropriate. Revenue from the sale of semiconductors and board products is recognized upon shipment. Royalty revenue and revenue from the licensing of software and technology developed by the Company is recognized pursuant to the terms of the underlying agreements.

  Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.





                                      F-7.

  Marketable Securities

         Marketable securities are classified according to the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are comprised of funds on deposit with a liquid asset manager that have been invested principally in municipal bonds. The carrying amount of these investments approximates fair value due to the short maturities or demand nature of the instruments. At September 30, 1996, all marketable securities are classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 1996 and 1995 are not material.

  Inventories

         Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

  Property and Equipment

         Property and equipment are stated at cost. Additions to property and equipment, including significant betterments and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years and totals $1,343,000, $1,501,000 and $1,071,000 in fiscal 1996,
1995 and 1994, respectively. Leasehold improvements are amortized over the shorter of the asset life or lease term.

  Research and Development

         Expenditures for research and development are charged to expense as incurred. Financial accounting rules requiring the capitalization of certain software development costs have not materially affected the Company.

  Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company will adopt prospectively as required in fiscal 1997.
Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of FAS 121 is not expected to have significant impact on the Company's financial position or results of operations.





                                      F-8.

  Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation." FAS 123 will be adopted by the Company as required for its fiscal 1997 financial statements and is not expected to have a material effect on the Company's financial position or results of operations. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share as if the fair value- based method prescribed by FAS 123 had been applied in measuring compensation expense.

  Advertising

         Expenditures for advertising costs are charged to expense as incurred and total $1,758,000, $2,169,000 and $1,808,000 in fiscal 1996, 1995 and 1994, respectively.

  Income Taxes

         Income taxes are computed under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset.

  Net Loss Per Common Share

         Net loss per share has been computed by dividing net income, after reduction for preferred dividends, by the weighted average number of common shares outstanding.

  Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Gains and losses from translation are excluded from results of operations and accumulated as a separate component of shareholders' equity.





                                      F-9.

  Diversification of Credit Risk

         The Company's policy is to place its cash, cash equivalents and marketable securities with high credit, quality financial institutions and to limit the amount of credit exposure.

  Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentations.

NOTE 2 -- BUSINESSES ACQUIRED AND NON-RECURRING CHARGES

         In October 1995 the Company acquired the outstanding stock of California Software, Inc. (CSI) for $9,252,000 in cash net of liabilities assumed, and $965,000 in Stac common stock in a transaction accounted for under the purchase method. In conjunction with the acquisition, the Company made an additional $2,000,000 investment in the Series A Preferred Stock of DynaNet, Inc. (DynaNet), a start up entity founded by the principal of CSI. The Company has accounted for its investment in DynaNet as an addition to the purchase price of CSI due to the lack of in place technology or operating activity at DynaNet, consistent with its start up status. As a result of these transactions the Company recorded a one time charge to earnings of $12,217,000 for purchased research and development. Because of the underlying tax attributes of these transactions, the Company did not recognize an accompanying tax benefit associated with this one time charge to earnings.

         In October 1994 the Company acquired the assets of Ocean Isle Software, Limited Partnership (Ocean Isle) for $19,100,000 in cash plus the assumption of certain liabilities in a transaction accounted for under the purchase method. In conjunction with the acquisition, the Company recorded a one time charge to operations of $12,700,000 for purchased research and development. The Company also recorded $3,029,000 as capitalized software and other intangible assets which are being amortized on a straight-line basis over a three year period. In March 1995 the Company acquired the assets of Crossware Development Corporation and Rememory Corporation for $654,000 in cash in a transaction also accounted for under the purchase method. In conjunction with this acquisition, the Company recorded a one time charge to operations for the full $654,000 acquisition cost as purchased research and development.

         In May 1995 the Company closed its Florida facility (formerly the offices of Ocean Isle), consolidating to its San Diego, California headquarters. In conjunction with the closure the Company recorded a restructuring charge to operations of $2,428,000. The principal components of the charge include $594,000 for lease termination and closure costs, $986,000 for intangibles written down, $504,000 for losses on fixed asset disposals, and $344,000 for severance and employee related liabilities.





                                     F-10.

NOTE 3 -- COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL
          STATEMENT CAPTIONS (TABLE AMOUNTS IN THOUSANDS):

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1996           1995
                                                       --------        -------
Accounts receivable:
   Trade receivables                                   $  5,904        $ 7,088
   Less allowance for doubtful accounts                    (327)          (862)
                                                       --------        -------
                                                       $  5,577        $ 6,226
                                                       ========        =======

         Substantially all of the Company's customers are microcomputer hardware and software distributors and resellers, which results in concentrated credit risk with respect to the Company's trade receivables. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were $211,000 and $120,000 in fiscal 1996 and fiscal 1995, and insignificant in fiscal 1994.

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1996           1995
                                                       --------        -------
Inventories:
  Raw materials                                        $     88        $   141
  Finished goods                                            666            343
                                                       --------        -------
                                                       $    754        $   484
                                                       ========        =======


                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1996           1995
                                                       --------        -------
Property and equipment:
  Computer equipment                                   $  4,919        $ 3,761
  Leasehold improvements                                  1,297          1,127
  Office equipment                                        1,178            959
  Furniture and fixtures                                  1,013            895
    Vehicles                                                 51             19
                                                       --------        -------
                                                          8,458          6,761
  Less accumulated depreciation                          (4,785)        (3,306)
                                                       --------        -------
                                                       $  3,673        $ 3,455
                                                       ========        =======


                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1996           1995
                                                       --------        -------
Accrued expenses and other current liabilities:
  Customer support and upgrade accruals                $  1,052        $   626
  Compensation and employee benefits                        971            670
  Promotional accruals                                      204            462
  Advanced royalty payment                                    -            667
  Other                                                     443            509
                                                       --------        -------
                                                       $  2,670        $ 2,934
                                                       ========        =======





                                     F-11.

                                                                                     SEPTEMBER 30,
                                                                ---------------------------------------------------
                                                                    1996                 1995                1994
                                                                ----------             ---------          ---------
         Revenues:
           Software, semiconductors and
             board products                                     $   30,765             $  28,998          $  25,171
           Royalties and licenses                                   16,000                16,806              6,154
                                                                ----------             ---------          ---------
                                                                $   46,765             $  45,804          $  31,325
                                                                ==========             =========          =========


NOTE 4 -- MANDATORILY REDEEMABLE PREFERRED STOCK:

         On November 7, 1995 Stac's Series A Mandatorily Redeemable Preferred Stock held by Microsoft Corporation converted into 4,459,000 shares of Stac common stock pursuant to the provisions of the preferred stock agreement as a result of Stac's common stock maintaining a price per share in excess of $9.00 for twenty consecutive trading days.

         Preferred dividends of $168,000 and $1,598,000 were paid during fiscal 1996 and fiscal 1995, respectively.

NOTE  5 -- INCOME TAXES:

         Deferred income taxes are comprised of the following:

                                                                           SEPTEMBER 30,
                                                                  -----------------------------
                                                                    1996                  1995
                                                                  ---------             -------
Deferred tax assets                                                $ 7,850              $ 8,758
Deferred tax liabilities                                              (549)                (606)
                                                                   -------              -------
                                                                   $ 7,301              $ 8,152
                                                                   =======              =======

         The principal components of deferred income taxes are as follows:

                                                                           SEPTEMBER 30,
                                                               -----------------------------------
                                                                    1996                   1995
                                                               -------------           -----------
Revenue recognition for tax purposes                             $     391             $    806
Bad debts allowance                                                    142                  330
Inventory valuation accounts                                           246                  184
Depreciation                                                           197                  214
Purchased research and development                                   6,050                6,352
Other                                                                  275                  266
                                                                  --------              -------
                                                                  $  7,301              $ 8,152
                                                                  ========              =======





                                     F-12.

         Components of pre-tax income are as follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                               --------------------------------------
                                                 1996           1995           1994
                                               --------       --------       --------
   Domestic                                    $  4,591       $  1,098       $    684
   Foreign                                         (124)          (150)          (200)
                                               --------       --------       --------
                                               $  4,467       $    948       $    484
                                               ========       ========       ========

         The provision (benefit) for income taxes is comprised of the following:

                                                      YEAR ENDED SEPTEMBER 30,
                                               --------------------------------------
                                                 1996           1995           1994
                                               --------       --------       --------
Current tax expense
   Federal                                     $  3,972       $  4,481       $    395
   State                                          1,319          1,245             18
                                               --------       --------       --------
                                                  5,291          5,726            413
                                               --------       --------       --------
Deferred tax expense (benefit)
   Federal                                          683         (4,860)          (235)
   State                                            168         (1,414)           (27)
                                               --------       --------       --------
                                                    851         (6,274)          (262)
                                               --------       --------       --------
                                               $  6,142       $   (548)      $    151
                                               ========       ========       ========

         A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                               --------------------------------------
                                                 1996           1995           1994
                                               --------       --------       --------
Amount computed at statutory
  Federal rate of 34%                          $  1,519       $    322       $    165
State income taxes, net of Federal
  benefit                                           268             57             30
Expenses not deductible for tax purposes          4,949            122             99
Differentials from foreign operations                42             51             73
Tax credits                                         (12)          (155)           (28)
Foreign sales corporation benefit                     -            (54)             -
Tax exempt interest                                (715)          (672)          (392)
Revision of prior year's tax estimates               33           (249)           132
Other                                                58             30             72
                                               --------       --------       --------
                                               $  6,142       $   (548)      $    151
                                               ========       ========       ========





                                     F-13.

NOTE 6 -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:


1992 Stock Option Plan

         In March 1992, the Company adopted a Stock Option Plan (the "1992 Plan"), which provides for the granting of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company's common stock. The 1992 Plan is administered by the Compensation Committee of the Board of Directors and provides for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 100% and 50% of the estimated fair market value of the related shares at the date of grant for incentive stock options and non-qualified stock options, respectively. Options vest as determined by the Compensation Committee. The maximum term of options granted under the 1992 Plan is ten years.


1992 Non-Employee Directors' Stock Option Plan

         In March 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended in February 1995, which provides for the automatic granting of non-qualified stock options to purchase up to 400,000 shares, as amended, of the Company's common stock. The 1992 Plan is administered by the Board of Directors and provides for options for the purchase of the Company's common stock to each director of the Company (or an affiliate of the Company) who is not otherwise employed by the Company (or an affiliate of the Company) Such directors will automatically be granted an option to purchase common stock upon election to the Board and on each anniversary of that date thereafter so long as the director continues to serve on the Board. Vesting periods are five years for initial options granted, and four years for options granted in re-election years. The maximum term of options granted under the Directors' Plan is ten years.

         Combined information for all stock option activities for fiscal 1996, 1995, and 1994 is summarized below:

                                                                          OPTIONS OUTSTANDING
                                                               -------------------------------------
                                                                                         EXERCISE
                                                                 SHARES              PRICE PER SHARE
                                                               ----------          -----------------
Balance at September 30, 1993                                   2,146,958          $ .025     $5.125
  Options granted                                                 969,500           2.75       6.75
  Options exercised                                              (764,716)           .025      4.75
  Options canceled                                               (209,651)           .25       6.375
                                                               ----------
Balance at September 30, 1994                                   2,142,091            .025      6.75
  Options granted                                               1,129,500           5.125      9.375
  Options exercised                                              (478,513)           .025      6.375
  Options canceled                                               (687,143)           .25       6.00
                                                               ----------
Balance at September 30, 1995                                   2,105,935            .125      9.375





                                     F-14.

  Options granted                                                 785,000     7.875       13.25
  Options exercised                                              (413,739)     .125        6.75
  Options canceled                                               (239,277)     .25        12.375
                                                              -----------
Balance at September 30, 1996                                   2,237,919    $ .125      $13.25
                                                              ===========

         The average exercise price of outstanding options at September 30, 1996 was $5.82 per share. There was an aggregate of 866,779 shares subject to unexercised vested options and there were 2,770,646 shares available for future grant at September 30, 1996

  Employee Stock Purchase Plan

         In March 1992, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 1,000,000 shares of the Company's common stock. The current offering under the Purchase Plan terminates on September 30, 1997. The Purchase Plan is administered by the Board of Directors and allows participating employees to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date or the relevant purchase date. During fiscal 1996, shares totaling 20,599 and 19,879 were issued under the Plan at prices of $7.76 and $6.80, per share, respectively. At September 30, 1996, 758,881 shares were reserved for future issuance.

401(k) Plan

         In July 1991 the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require matching contributions by the Company on behalf of all participants. No such contributions were made during fiscal 1996, 1995 or 1994.


NOTE 7 -- COMMITMENTS:

         The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through March 2000, and which contain renewal options. Future minimum lease payments are as follows:

                                                AMOUNT
                                               -------
         1997                               $    631,000
         1998                                    603,000
         1999                                    606,000
         2000                                    252,000
         Thereafter                                    -
                                            ------------
                                            $  2,092,000
                                            ============





                                     F-15.

         Rent expense under all operating leases was approximately $566,000, $1,074,000, and $679,000, in fiscal 1996, 1995, and 1994, respectively.
Certain facilities leases provide for scheduled rent increases. The total lease commitment for such leases is being charged ratably to operations.


NOTE 8 -- SIGNIFICANT CUSTOMERS, BUSINESS SEGMENTS AND FOREIGN OPERATIONS:

         A significant portion of the Company's revenues has been derived from technology licenses and sales to major distributors or resellers as follows:

         One customer accounted for 26% of fiscal 1996 revenues. Two customers accounted for 26% and 11%, respectively, of fiscal 1995 revenues. Two customers accounted for 16% and 11%, respectively, of fiscal 1994 revenues.

         The Company classifies its operating activity into two principal
business segments.   Stac Software develops, markets and supports a range of
systems management software which is sold and licensed through distribution, retail, original equipment manufacturer, and direct channels. Hi/fn (formerly the Technology Business Unit) develops and markets semiconductor and software libraries which implement the Company's data compression technology and industry standards for data encryption. Condensed financial information related to the Company's business segments is as follows:

         Stac Software:                           1996                 1995              1994
         -------------                          ---------           ---------          ---------
         Revenues                               $ 33,871            $ 38,462           $ 25,659
         Operating loss                         $ (1,026)           $ (3,331)          $ (1,338)
         Identifiable assets                    $  4,863            $  5,816           $  1,899


         Hi/fn:                                   1996                 1995              1994
         -----                                  --------             -------           --------
         Revenues                               $ 12,894             $ 7,342           $  5,666
         Operating income                       $  3,378             $ 2,296           $    588
         Identifiable assets                    $  2,120             $ 2,148           $  1,151

         Segment operating results reflect general corporate expense allocations. Identifiable assets consist of accounts receivable, inventories, capitalized software and other intangible assets. All other assets are either corporate in nature, are not identifiable with particular segments or are not material. Capital expenditures and depreciation are not identified as to industry segments for similar reasons.

         In fiscal 1996, 1995 and 1994, international revenues were $4,766,000, $4,799,000 and $5,220,000, respectively, consisting primarily of sales to customers in Canada, Europe and the Pacific Rim.





                                     F-16.

         Condensed financial information related to the Company's wholly-owned foreign subsidiaries is as follows:

                                                  1996                 1995              1994
                                                --------             --------          ----------
         Revenues                               $  2,893             $ 3,183             $ 3,480
         Operating income (loss)                $    677             $  (270)            $  (381)
         Identifiable assets                    $  1,010             $   977             $ 1,257



NOTE 9 -- LITIGATION:

         A shareholder class action complaint originally filed in the United States District Court for the Southern District of California in July 1992 has been dismissed by the U.S. District Court, which dismissal has been upheld by the Appellate Court. Plaintiffs in the suit have asked the U.S. Supreme Court to review the Appellate Court decision. The suit alleges violations of the federal securities laws by the Company and certain of its Directors related to the Company's May 7, 1992 prospectus. The suit was purportedly brought on behalf of all persons who purchased the Company's common stock during the period May 7, 1992 through July 19, 1992, inclusive and seeks compensatory damages in unspecified amounts and other relief.

         The Company and the individual defendants have vigorously defended against the actions. Although the final outcome of litigation cannot be predicted with certainty, based upon their present understanding of the law and the facts, management and the individual defendants believe that they have meritorious defenses to the claims alleged. Based on the foregoing, management believes that the final outcome of the lawsuit will not have a material adverse effect on the financial condition or results of operations of the Company.





                                     F-17.

STAC, INC.
SCHEDULE I - MARKETABLE SECURITIES
AT SEPTEMBER 30, 1996
(IN THOUSANDS)

NAME OF ISSUER                                PRINCIPAL                         MARKET         CARRYING
TITLE OF ISSUE                                  AMOUNT            COST         VALUE(a)        VALUE(a)
--------------                                ----------         ------        ---------       --------
InterCap Insd Municipal                          $2,000          $2,000          $2,006          $2,005
Bond Tr

Nevada St G/O                                     1,000           1,026           1,032           1,032
RFDG #3

Delaware State G/O                                  500             507             510             510
Ser B

Marietta GA Hsg Auth                              2,000           2,000           2,015           2,015
Mfhr Fall

Harrisonburg VA Redev & Hsg                       2,000           2,000           2,011           2,011
Auth Mfhr

Detroit MI                                        2,700           2,752           2,793           2,791
Distr ST Aid

LeHigh Cty PA                                     2,000           2,176           2,160           2,162
Gen Revs Hsp

Miami FLA                                         1,000           1,087           1,101           1,104
Hlth Facs Cedar

Miami FLA                                         1,000           1,089           1,104           1,106
Hlth Facs Cedar

Houston TX Wtr &                                  2,000           2,170           2,161           2,185
Swr Pr

Hawaii State G/O                                  1,000           1,001           1,010           1,008
RFDG SER CC

Cypress Fairbanks TX                              2,000           1,878           1,887           1,892
G/O

Knox Cty Tenn                                     1,650           1,737           1,750           1,763
Ser B Pre-Re

Penn St GO                                        1,000           1,078           1,062           1,081
2nd Ser A Pre-Re

Distr Columbia                                    1,000           1,074           1,058           1,076
GO Ser B

Fairfax Cnty VA G/O                               1,000           1,009           1,024           1,022


Illinois State G/O                                1,600           1,738           1,764           1,759





                                      S-1.

Scocorro Tex Indp Sch                               750             776             780             778
Dst RFD
Pima Cty AZ                                       2,000           2,149           2,154           2,163
Sch Tucson AZ

                                          -------------   -------------   -------------   -------------
Total                                           $28,200         $29,247         $29,382         $29,463
                                          -------------   -------------   -------------   -------------

(a) Includes accrued interest





                                      S-2.