Form 10-Q
period 1996-12-31
STAC INC
filed 1997-02-14
CIK 1003513

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Transition Period From      to
                                                  ----    ----
                                   ----------

                         Commission File Number 0-20095


                                   STAC, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         95-3825313
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                  12636 High Bluff Drive, San Diego, California
                   92130-2093 (Address of principal executive
                           office, including zip code)

                                 (619) 794-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X            NO
                                 -----        ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1996.

Common Stock, no par value                             30,729,018 shares

                                   STAC, INC.



                                      INDEX

Part I.           Financial Information

        Item 1.  Financial Statements                                                            Page
                                                                                                 ----
                             Condensed Consolidated Balance Sheets

                                    as of December 31, 1996 and
                                    September 30, 1996                                              3

                             Condensed Consolidated Statements of
                                    Operations for the three months ended
                                    December 31, 1996 and 1995                                      4

                             Condensed Consolidated Statements of Cash
                                    Flows for the three months ended
                                    December 31, 1996 and 1995                                      5

                             Notes to Condensed Consolidated Financial
                                    Statements                                                      6

        Item 2.              Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations                                                      7


Part II.          Other Information


        Item 6.              Exhibits and Reports on Form 8-K                                      12

Signatures                                                                                         13

                                   STAC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            December 31,       September 30,
                                                                1996               1996
                                                                ----               ----
                                                            (Unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                 $ 30,519           $ 35,942
    Marketable securities                                       37,284             29,463
    Accounts receivable                                          6,051              5,577
    Inventory                                                      415                754
    Other current assets                                         1,315              1,211
                                                              --------           --------

    Total current assets                                        75,584             72,947

Property and equipment, net                                      3,944              3,673

Deferred income taxes                                            6,245              6,322
Other assets                                                       554                748
                                                              --------           --------

                                                              $ 86,327           $ 83,690
                                                              ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $  1,345           $  1,389
    Income taxes payable                                           682                390
    Accrued expenses and other
    current liabilities                                          2,715              2,670
                                                              --------           --------

    Total current liabilities                                    4,742              4,449
Other liabilities                                                  264                242
                                                              --------           --------

                                                                 5,006              4,691
                                                              --------           --------


Stockholders' equity:
Common stock                                                    73,585             73,547
Cumulative translation adjustment                                  (38)              (118)
Retained earnings                                                7,774              5,570
                                                              --------           --------
    Total stockholders' equity                                  81,321             78,999
                                                              --------           --------

                                                              $ 86,327           $ 83,690
                                                              ========           ========

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                      --------------------
                                                        1996        1995
                                                      -------     --------
Revenues                                              $10,896     $ 11,307

Cost of revenues                                        1,053        1,475
                                                      -------     --------

Gross margin                                            9,843        9,832
                                                      -------     --------

Operating expenses:
    Research and development                            2,333        1,629
    Purchased research and development                   --         12,217
    Sales and marketing                                 3,576        2,747
    General and administrative                          1,197        1,077
                                                      -------     --------

        Total operating expenses                        7,106       17,670
                                                      -------     --------

Operating income (loss)                                 2,737       (7,838)

Interest income                                           601          531
                                                      -------     --------

Income (loss) before income taxes                       3,338       (7,307)

Provision for income taxes                              1,134        1,873
                                                      -------     --------

Net income (loss)                                       2,204       (9,180)

Less preferred dividends                                 --            168
                                                      -------     --------

Net income (loss) for common stockholders             $ 2,204     $ (9,348)
                                                      =======     ========

Net income (loss) per common share, primary           $   .07     $  (0.33)
                                                      =======     ========

Net income (loss) per common share, fully diluted     $   .07     $  (0.30)
                                                      =======     ========

Weighted average common shares
  outstanding, primary                                 31,184       28,492
                                                      =======     ========

Weighted average common shares
  outstanding, fully diluted                           31,184       30,440
                                                      =======     ========

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                             ------------------------
                                                             1996                1995
                                                             ----                ----
Cash flows from operating activities:
    Net income (loss)                                     $  2,204            $ (9,180)
    Adjustments required to reconcile
    net income (loss) to net cash provided
    by operating activities:
        Depreciation and amortization                          583                 475
        Purchased research and development                    --                12,217
        Deferred stock compensation                             22                  23
        Provision for deferred income taxes                    346                  77
    Changes in assets and liabilities, net of
    business combinations:
        Accounts receivable                                   (474)                947
        Inventories                                            339                (209)
        Other current assets                                  (373)                (19)
        Other assets                                            43                  44
        Accounts payable                                       (44)                561
        Income taxes payable                                   292               1,306
        Accrued expenses and other
           current liabilities                                  45              (1,688)
                                                          --------            --------
           Net cash provided by
               operating activities                          2,983               4,554
                                                          --------            --------

Cash flows from investing activities:
    Purchases of marketable securities                      (9,321)             (3,000)
    Sales of marketable securities                           1,500               3,046
    Acquisitions, net of cash acquired                        --                (4,283)
    Purchases of property and equipment                       (703)                (85)
                                                          --------            --------
           Net cash used by
               investing activities                         (8,524)             (4,322)
                                                          --------            --------

Cash flows from financing activities:
    Issuance of common stock, net                               10                  49
    Tax benefits from exercise of stock options                 28                 481
                                                          --------            --------
           Net cash provided by
               financing activities                             38                 530
                                                          --------            --------

Effect of exchange rates on cash                                80                  (5)
                                                          --------            --------

Net increase (decrease) in cash                             (5,423)                757

Cash and cash equivalents at
    beginning of period                                     35,942              34,696
                                                          --------            --------
Cash and cash equivalents at
    end of period                                         $ 30,519            $ 35,453
                                                          ========            ========
Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock             $   --              $ 39,960
                                                          ========            ========
Issuance of common stock for business combinations        $   --              $    965
                                                          ========            ========
Issuance of preferred stock dividends in common stock     $   --              $    168
                                                          ========            ========

                                   STAC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated unaudited financial statements of Stac, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1996. In the opinion of management the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of December 31, 1996 and its results of operations for the three month periods ended December 31, 1996 and 1995, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2.  Net Income (Loss) Per Share:

Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding using the treasury stock method. Shares issuable upon exercise of stock options are not included in the weighted average shares outstanding for the three month period ended December 31, 1995, as they have a dilutive effect on the loss per share computation. Shares issued upon the November 7, 1995 conversion of the mandatorily redeemable preferred stock are included in the weighted average shares outstanding for the three month period ended December 31, 1995.


NOTE 3. Inventories (in thousands; December 31, 1996 unaudited):

                                  December 31,   September 30,
                                     1996            1996
                                     ----            ----
Raw materials                        $--             $ 88
Finished goods                        415             666
                                     ----            ----
                                     $415            $754
                                     ====            ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Stac, Inc. ("Stac" or the "Company") designs, develops, markets and supports storage management and communications software products and services. The Company also designs, develops and markets software and semiconductor implementations of its proprietary LZS data compression technology and is developing software and semiconductor implementations of data encryption standards for use with its LZS products. Stac has organized its business into three product groups: storage management solutions and communications solutions which comprise Stac's software business, and networking products which comprise the business of Hi/fn Inc., Stac's networking products subsidiary ("Hi/fn").

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

         Stac's communications solutions group is comprised principally of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows 95, Windows 3.x and DOS operating systems and supports Windows NT in version 7.0, released in February 1997.

         Stac's semiconductor products business has been organized as Hi/fn Inc., a Stac subsidiary. Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage hardware and printers. Hi/fn is also implementing data encryption standards in software and silicon for use with data compression to provide fast, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold world-wide to OEMs both directly and through manufacturers' representatives.

         Stac also receives royalties from Microsoft and IBM Corporation for licenses of its data compression technology. The Company will receive $4.0 million in royalties quarterly through December 1997, after which the license agreements will be fully paid-up.

         The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Quarterly Trends and Channel Inventories," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 1996 and Forms 10-Q.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                              Three Months Ended
                                                 December 31,
                                                 ------------
                                               1996        1995
                                               ----        ----
Revenues                                       100%        100%
Cost of revenues                                10          13
                                               ---        ----
Gross margin                                    90          87
                                               ---        ----

Research and development                        21          14
Purchased research and development             --          108
Sales and marketing                             33          24
General and administrative                      11          10
                                               ---        ----
Total operating expenses                        65         156
                                               ---        ----

Operating income (loss)                         25         (69)
Interest income                                  6           5
                                               ---        ----

Income (loss) before income taxes               31         (64)
Provision for income taxes                      11          17
                                               ---        ----

Net income (loss)                               20%        (81)%
                                               ===        ====


         Revenues. Revenues decreased 4% to $10.9 million for the quarter ended December 31, 1996 from $11.3 million in the quarter ended December 31, 1995. The revenue decrease for the December 1996 quarter from the quarter ended December 31, 1995 was due primarily to a decrease in Hi/fn semiconductor sales, offset in part by increased software sales.

         Software sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEMs and direct channels, accounted for $4.8 million or 44% of revenues in the December 1996 quarter compared to $4.4 million or 39% of revenues in the quarter ended December 31, 1995. Software sales increased by 8% in the December 1996 quarter from the quarter ended December 31, 1995 due primarily to sales of Replica, which began shipping in February 1996.

         Revenues from Hi/fn, which are comprised of sales and licenses of semiconductors and software libraries derived from the Company's data compression technology and from data encryption standards, were $2.1 million or 19% of revenues in the December 1996 quarter compared to $2.9 million or 26% of revenues for the quarter ended December 31, 1995. The decrease in Hi/fn sales in the December 1996 quarter was due to high levels of inventory held by some OEM customers, consistent with OEMs practice of building product in large lots in order to achieve manufacturing efficiencies [discussed more fully under "Quarterly Trends and Channel Inventories" below]. The Company expects Hi/fn revenues to increase in the March 1997 quarter from levels of the December 1996 quarter as OEM inventories are consumed.

         Royalties from licenses of Stac's data compression technology to operating system vendors were $4.0 million in each of the quarters ended December 31, 1996 and 1995, or 37% and 35% of total revenues, respectively. Stac will receive a total of $4.0 million per quarter in license fees from Microsoft and IBM through the December 1997 quarter, after which the licenses will be fully paid-up.

         International sales, which are included in the above sales, are comprised primarily of software products and were $1.4 million, or 13% of revenues for the quarter ended December 31, 1996 compared to $1.0 million, or 9% of revenues in the quarter ended December 31, 1995. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

         Gross Margin. Cost of revenues consists primarily of Stac's proprietary design semiconductors, which are manufactured by third party foundries for resale by Stac, and the user manuals, packaging, media, and assembly associated with the Company's software products. Gross margins increased to 90% for the December 1996 quarter from 87% in the quarter ended December 31, 1995. The increase in the gross margin was due primarily to the higher percentage of software sales and royalties, which carry a higher gross margin than semiconductor sales, as a percentage of total sales.

         Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $2.3 million and $1.6 million for the quarters ended December 31, 1996 and 1995, respectively. The increase in product development costs for the December 1996 quarter over the comparable period of fiscal 1995 was due primarily to increased developmental activity associated with NT versions for both the ReachOut and Replica product lines, and increased developmental activity for semiconductor products. The Company expects to continue to invest in the development of products for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

         Purchased research and development for the three months ended December 31, 1995 includes $12.2 million recognized in connection with the October 1995 acquisition of California Software, Inc. and the related investment in Dynanet.

         Sales and Marketing Expense. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $3.6 million and $2.7 million for the quarters ended December 31, 1996 and 1995, respectively. The increase in marketing and sales expense for the December 1996 quarter over the comparable period of fiscal 1995 was due primarily to the hiring of software sales personnel to reach corporate and enterprise end users of storage management and communications products.

         The Company expects to continue to increase its spending on sales personnel and marketing programs in 1997 in association with the introduction of new and enhanced versions of ReachOut and Replica. As a result, consolidated sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

         General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $1.2 million and $1.1 million for the quarters ended December 31, 1996 and 1995, respectively. The Company has hired additional management personnel in January 1997 and, as a result, consolidated general and administrative expenses are expected to increase in 1997 from the levels incurred in 1996.

         Interest Income. Interest income was $0.6 million and $.05 million for the quarters ended December 31, 1996 and 1995, respectively. The increase in interest income for the December 1996 quarter over the comparable period of fiscal 1995 is due to interest earned on net positive cash flow from operations.

         Income Taxes. The effective income tax rate was 34% and 38% for the quarters ended December 31, 1996 and 1995, respectively before the charge in the December 1995 quarter for purchased research and development stemming from the acquisition of California Software, Inc. and related investment in Dynanet. Changes in effective tax rates are impacted by the proportion of earnings from interest income and foreign operations and the different statutory tax rates associated with them. Consistent with statutory guidelines, no tax benefit was recognized in the December 1995 quarter on the purchased research and development charged to operations related to the acquisition of California Software, Inc. and related investment in Dynanet due to the tax attributes of the underlying acquisition.

         Quarterly Trends and Channel Inventories. The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products.

         Hi/fn's customers order semiconductor products to meet production schedules based on forecasts of demand for their products. Additionally, OEMs contract with third party manufacturers to build their products in large lot sizes to achieve manufacturing efficiencies. As a result of these practices, OEM semiconductor and finished product inventories can vary significantly depending on actual sales, the continuation of sales trends, and the timing of contractor manufacturing cycles, with the result that demand for the Company's semiconductor products may have cyclical increases and decreases.

         Seasonality. The software industry has experienced some seasonal variations in demand, with sales activity declining somewhat in the summer months. The Company believes that its software sales are subject to similar seasonal variations which, when combined with the other factors described above, may result in fluctuations in the Company's quarterly results. As a result, historical quarter-to-quarter comparisons should not be relied upon as indicative of future performance.

         Operating Systems. Stac's ReachOut and Replica products currently operate on a limited number of personal computer and network operating systems. During the December quarter, ReachOut supported Microsoft Windows 95, Windows 3.x and DOS. ReachOut support for Windows NT was released in February 1997. Replica supports Novell NetWare servers and the Company intends to have a version of Replica for Windows NT support released by the end of the March 1997 quarter. If the Company is unable to provide customers with a version of Replica compatible with Windows NT, the Company's ability to market and sell Replica would be adversely affected.

         Competition and Risks Associated with New Product Introductions. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere, MicroCom, Inc.'s Carbon Copy and

Traveling Software, Inc.'s Laplink. Symantec, MicroCom and Traveling Software have been shipping versions of their remote control products that include Windows NT support. ReachOut also competes against remote access products from companies such as Citrix, Inc. and Shiva Corporation. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers.

         The Company began shipping Replica back-up and disaster recovery software for Novell NetWare during the second quarter of fiscal 1996. Replica competes with well established back-up products from Cheyenne Software, Inc., recently purchased by Computer Associates, Inc., and Seagate Software, Inc. (owned by Seagate Technologies, Inc.), both of which have established channels of distribution and installed customer bases. Resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. Also, Replica is being introduced into a sophisticated NetWare server environment. While the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary. In addition, many enterprises operate in a mixed server environment which includes NetWare and Windows NT and have requirements for client back-up support. While the Company intends to provide support for a mixed server environment and for client back-up, such versions are not currently available.

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

         Stock Price Volatility. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues, timing of the receipt of technology license fees, and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

         Liquidity and Capital Resources. The Company's cash and marketable securities increased by $2.4 million to $67.8 million at December 31, 1996 from that at September 30, 1996. The increase was primarily attributable to cash generated from operations. Accounts receivable increased by $0.5 million to $6.1 million at December 31, 1996 from that at September 30, 1996. Working capital increased by $2.3 million to $70.8 million at December 31, 1996 from that at September 30, 1996.

         During the December 1995 quarter the Company paid $.2 million in dividends on its Series A Preferred Stock. The obligation to pay the preferred dividend terminated when the preferred stock was converted to common stock in November 1995.

         The Company believes that existing cash balances and funds provided by operations will be sufficient to finance its working capital requirements for the foreseeable future.

                           PART II - OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

              (a) Exhibits
                      11.01 - Computation of Earnings Per Share
                      27    - Financial Data Schedule

              (b) Reports on Form 8-K
                      None

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                                  Stac, Inc.
                                        ---------------------------------
                                                 (Registrant)



Date:  February 14, 1997
                                            /s/ John R. Witzel
                                        ---------------------------------
                                                John R. Witzel
                                         Vice President of Finance and
                                            Chief Financial Officer

                         EXHIBIT INDEX


Exhibit
Number                 Exhibit Title                                Page
------                 -------------                                ----
11.01                  Computation of Earnings
                       Per Share                                     15

27                     Financial Data Schedule