Form 10-Q
period 1997-03-31
STAC INC
filed 1997-05-14
CIK 1003513

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Transition Period From ____ to ____

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

                  YES   X                           NO
                      ----                             ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997.

Common Stock, no par value                                     30,752,933 shares

                                   STAC, INC.


                                      INDEX


Part I.           Financial Information
        Item 1.   Financial Statements                                                          Page
                                                                                                ----
                             Condensed Consolidated Balance Sheets
                                    as of March 31, 1997 and
                                    September 30, 1996                                             3

                             Condensed Consolidated Statements of
                                    Operations for the three and six
                                    months ended March 31, 1997 and 1996                           4

                             Condensed Consolidated Statements of Cash
                                    Flows for the six months ended
                                    March 31, 1997 and 1996                                        5

                             Notes to Condensed Consolidated Financial
                                    Statements                                                     6

        Item 2.              Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations                                                     7


Part II.          Other Information

        Item 1.              Legal Proceedings                                                    13

        Item 4.              Submission of Matters to a vote of Securities
                             Holders                                                              13

        Item 6.              Exhibits and Reports on Form 8-K                                     14

Signatures                                                                                        15


                                       2

                                   STAC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        March 31,                   September 30,
                                                                         1997                          1996
                                                                         ----                          ----
                                                                      (Unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                           $ 28,767                    $  35,942
    Marketable securities                                                 40,781                       29,463
    Accounts receivable                                                    5,515                        5,577
    Inventories                                                              487                          754
    Other current assets                                                   1,352                        1,211
                                                                       ---------                    ---------
           Total current assets                                           76,902                       72,947

Property and equipment, net                                                4,474                        3,673

Deferred income taxes                                                      6,167                        6,322
Other assets                                                                 454                          748
                                                                       ---------                    ---------

                                                                      $ 87,997                       $ 83,690


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $  1,858                   $   1,389
    Income taxes payable                                                     229                          390
    Accrued expenses and other
        current liabilities                                                2,880                        2,670
                                                                        --------                     --------
           Total current liabilities                                       4,967                        4,449

Other liabilities                                                            233                          242
                                                                       ---------                    ---------

                                                                           5,200                        4,691
                                                                        --------                      -------


Stockholders' equity:
    Common stock                                                          73,834                       73,547
    Cumulative translation adjustment                                        (91)                        (118)
    Retained earnings                                                      9,054                        5,570
                                                                        --------                     --------
           Total stockholders' equity                                     82,797                       78,999
                                                                         -------                      -------

                                                                        $ 87,997                     $ 83,690
                                                                         =======                      =======

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                               Three Months Ended         Six Months Ended
                                                     March 31,                March 31,
                                                1997          1996        1997         1996
                                                ----          ----        ----         ----
Revenues                                      $ 11,624     $ 12,236     $ 22,520     $ 23,544

Cost of revenues                                 1,555        1,524        2,608        2,999
                                              --------     --------     --------     --------

Gross margin                                    10,069       10,712       19,912       20,545
                                              --------     --------     --------     --------

Operating expenses:
    Research and development                     2,886        2,009        5,219        3,638
    Purchased research and development              --           --           --       12,217
    Sales and marketing                          4,327        3,272        7,903        6,020
    General and administrative                   1,362        1,073        2,559        2,150
                                              --------     --------     --------     --------

        Total operating expenses                 8,575        6,354       15,681       24,025
                                              --------     --------     --------     --------

Operating income (loss)                          1,494        4,358        4,231       (3,480)

Interest income                                    567          527        1,168        1,058
                                              --------     --------     --------     --------

Income (loss) before income taxes                2,061        4,885        5,399       (2,422)

Provision for income taxes                         781        1,823        1,915        3,696
                                              --------     --------     --------     --------

Net income (loss)                                1,280        3,062        3,484       (6,118)

Less preferred dividends                            --           --           --          168
                                              --------     --------     --------     --------

Net income (loss) for common stockholders     $  1,280     $  3,062     $  3,484     $ (6,286)
                                              ========     ========     ========     ========



Net income (loss) per common share,
  primary                                     $   0.04     $   0.10     $   0.11     $  (0.21)
                                              ========     ========     ========     ========

Net income (loss) per common share,
  fully diluted                               $   0.04     $   0.10     $   0.11     $  (0.20)
                                              ========     ========     ========     ========

Weighted average common shares
  outstanding, primary                          31,113       31,361       31,148       29,498
                                              ========     ========     ========     ========

Weighted average common shares
  outstanding, fully diluted                    31,113       31,360       31,148       30,500
                                              ========     ========     ========     ========

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                            Six Months Ended
                                                                                 March 31,
                                                                         ----------------------
                                                                            1997          1996
                                                                            ----          ----
Cash flows from operating activities:
    Net income (loss)                                                    $  3,484      $ (6,118)
    Adjustments required to reconcile
    net income (loss) to net cash provided
    by operating activities:
        Depreciation and amortization                                       1,205           936
        Purchased research and development                                     --        12,217
        Deferred stock compensation                                            (9)           45
        Provision for deferred income taxes                                   387           677
    Changes in assets and liabilities, net of business combinations:
        Accounts receivable                                                    62           191
        Inventories                                                           267          (413)
        Other current assets                                                 (373)         (180)
        Other assets                                                           (8)           47
        Accounts payable                                                      469           882
        Income taxes payable                                                 (161)          198
        Accrued expenses and other
           current liabilities                                                210          (617)
                                                                         --------      --------
           Net cash provided by
               operating activities                                         5,533         7,865
                                                                         --------      --------

Cash flows from investing activities:
    Purchases of marketable securities                                    (16,818)      (20,780)
    Sales of marketable securities                                          5,500        17,126
    Acquisitions, net of cash acquired                                         --       (11,252)
    Purchases of property and equipment                                    (1,704)         (384)
                                                                         --------      --------
           Net cash used by
               investing activities                                       (13,022)      (15,290)
                                                                         --------      --------

Cash flows from financing activities:
    Issuance of common stock, net                                             243           770
    Tax benefit from exercise of  stock options                                44           885
                                                                         --------      --------
           Net cash provided by
               financing activities                                           287         1,655
                                                                         --------      --------

Effect of exchange rates on cash                                               27           (12)
                                                                         --------      --------

Net decrease in cash                                                       (7,175)       (5,782)

Cash and cash equivalents at
    beginning of period                                                    35,942        34,696
                                                                         --------      --------
Cash and cash equivalents at
    end of period                                                        $ 28,767      $ 28,914
                                                                         ========      ========
Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock                            $     --      $ 39,960
                                                                         ========      ========
Issuance of common stock for business combinations                       $     --      $    965
                                                                         ========      ========
Issuance of preferred stock dividends in common stock                    $     --      $    168
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

The accompanying condensed consolidated unaudited financial statements of Stac, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1996. In the opinion of management the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of March 31, 1997 and its results of operations for the three and six month periods ended March 31, 1997 and 1996, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2.  Net Income (Loss) Per Share:

Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding using the treasury stock method. Shares issuable upon exercise of stock options are not included in the weighted average shares outstanding for the six month period ended March 31, 1996, as they have a dilutive effect on the loss per share computation for this period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 will be adopted by the Company as required in the first quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic earnings per share for the three and six months ended March 31, 1997 and 1996 are and , and and , respectively. Pro forma diluted earnings per share for the three and six months ended March 31, 1997 and 1996 are and , and and , respectively.


NOTE 3. Inventories (in thousands; March 31, 1997 unaudited):

                                                                     March 31,         September 30,
                                                                       1997                 1996
                                                                       ----                 ----

                  Raw materials                                       $  103             $    88
                  Finished goods                                         384                 666
                                                                       -----                ----
                                                                      $  487              $  754
                                                                       =====                ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Stac, Inc. ("Stac" or the "Company") designs, develops, markets and supports storage management and communications software products. The Company also designs, develops and markets software and semiconductor implementations of its patented data compression technology and is developing and marketing software and semiconductor implementations of data encryption standards for use with its data compression products.

         Stac's software business designs, develops, markets and supports storage management and communications solutions that feature disaster recovery, and communications and security capabilities important to Internet-connected enterprises and individuals. Both the storage management solutions and communications solutions are sold world-wide through solution providers, resellers, original equipment manufacturers (OEMs), distributors and directly through Stac's Internet site and sales personnel.

         Stac's storage management software is comprised of Replica, a software product which provides disaster recovery and backup for servers. Replica for NetWare was introduced in February 1996, and Replica for NT was made available in April 1997. The Company plans to invest a significant amount of its future product development resources in Replica and extensions to Replica.

         Stac's communications software is comprised of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows NT, Windows 95, Windows 3.x and DOS operating systems.

         Stac's semiconductor products business has been organized as HI/FN INC. ("Hi/fn"), a Stac subsidiary. Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage hardware and printers. Hi/fn is also implementing data encryption standards in software and silicon for use with data compression to provide fast, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold world-wide to OEMs both directly and through manufacturers' representatives.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                           Three Months Ended   Six Months Ended
                                                March 31,           March 31,
                                          -------------------    --------------
                                           1997        1996      1997       1996
                                           ----        ----      ----      ----
Revenues                                   100%         100%      100%      100%
Cost of revenues                            13           12        12        13
                                          ----         ----      ----      ----

Gross margin                                87           88        88        87
                                          ----         ----      ----      ----

Research and development                    25           16        23        15
Purchased research and development          --           --        --        52
Sales and marketing                         37           27        35        26
General and administrative                  12            9        11         9
                                          ----         ----      ----      ----
Total operating expenses                    74           52        69       102
                                          ----         ----      ----      ----

Operating income (loss)                     13           36        19       (15)
Interest income                              5            4         5         5
                                          ----         ----      ----      ----

Income (loss) before income taxes           18           40        24       (10)
Provision for income taxes                   7           15         9        16
                                          ----         ----      ----      ----

Net income (loss)                           11%          25%       15%      (26)%
                                          ====         ====      ====      ====


         Revenues. Revenues decreased 5% to $11.6 million for the quarter ended March 31, 1997 from $12.2 million in the quarter ended March 31, 1996. Revenues decreased 4% to $22.5 million for the six months ended March 31, 1997 from $23.5 million in the comparable period of fiscal 1996. Decreases in revenue are due primarily to a decrease in Hi/fn semiconductor sales for the three and six month periods ended March 31, 1997 over the comparable periods of the prior fiscal year, in conjunction with decreases in software revenue in the quarter ended March 31, 1997 over the March 1996 quarter.

         Software sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEMs and direct channels, accounted for $4.6 million, or 40% of revenues for the quarter ended March 31, 1997 compared to $5.0 million, or 41% of revenues in the quarter ended March 31, 1996, and $9.4 million, or 42% of revenues for the six months ended March 31, 1997 compared to $9.4 million, or 40% of revenues in the comparable period of fiscal 1996 . Sales of the Company's Stacker disk compression software for the quarter and six months ended March 31, 1997 continued to decline from the comparable periods of fiscal 1996 due primarily to the inclusion of disk compression in Windows and DOS and the availability of large capacity, low cost per megabyte hard disk drives. For the three months ended March 31, 1997 there were no net Stacker sales and the Company does not expect any significant future Stacker sales.

         Revenues from Hi/fn, which are comprised of sales and licenses of semiconductors and software libraries derived from the Company's data compression technology, were $3.0 million, or 26% of revenues for the quarter ended March 31, 1997 compared to $3.2 million, or 26% of revenues in the quarter ended March 31, 1996, and $5.1 million, or 23% of revenues for the six months ended March 31,

1997 compared to $6.1 million, or 26% of revenues in the comparable period of fiscal 1996. The decrease in Hi/fn's revenues for the six months ended March 31, 1997 from the comparable period in fiscal 1996 is due primarily to high levels of inventory held by some OEM customers in the December 1996 quarter, consistent with OEM's practice of building product in large lots in order to achieve manufacturing efficiencies.

         Royalties from licenses of Stac's data compression technology to operating systems vendors were $4.0 million in each of the quarters ended March 31, 1997 and 1996, or 34% and 33% of total revenues, respectively, and $8.0 million in each of the six month periods ended March 31, 1997 and 1996, or 35% and 34% of total revenues, respectively. The Company will receive a total of $4.0 million per quarter in license fees from Microsoft and IBM through the December 1997 quarter, after which the licenses will be fully paid up and the license fees will end.

         International sales, which are included in the above sales, are comprised primarily of software products and were $1.2 million, or 10% of revenues for the quarter ended March 31, 1997 compared to $1.4 million, or 12% of revenues in the quarter ended March 31, 1996, and $2.6 million, or 11% of revenues for the six months ended March 31, 1997 compared to $2.5 million, or 10% of revenues in the comparable period of fiscal 1996. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

         Cost of Revenues and Gross Margin. Cost of revenues consists primarily of Hi/fn's proprietary design semiconductors which are manufactured by third party foundries for resale by Hi/fn, and the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins declined to 87% for the quarter ended March 31, 1997 from 88% in the quarter ended March 31, 1996. Gross margins increased to 88% for the six months ended March 31, 1997 from 87% in the comparable period of fiscal 1996.

         Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $2.9 million and $2.0 million for the quarters ended March 31, 1997 and 1996, respectively, and $5.2 million and $3.6 million for the six months then ended, respectively. The increase in product development costs for the quarter and six months ended March 31, 1997 over the comparable periods of fiscal 1996 was due primarily to increased developmental activity associated with NT versions for both the ReachOut and Replica product lines, and increased developmental activity for semiconductor products. The Company expects to continue to invest in the development of products for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

         Purchased research and development for the three months ended December 31, 1995 includes $12.2 million recognized in connection with the October 1995 acquisition of California Software, Inc. and the related investment in Dynanet.

         Sales and Marketing Expense. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $4.3 million and $3.3 million for the quarters ended March 31, 1997 and 1996, respectively, and $7.9 million and $6.0 million for the six months then ended, respectively. The increase in marketing and sales expense for the quarter and six months ended March 31, 1997 over the comparable periods of fiscal 1996 was due primarily to the hiring of software sales personnel to reach corporate and enterprise end users of storage management and communications products.

         The Company expects to continue to increase its spending on sales personnel and marketing programs in 1997 in association with the introduction of new and enhanced versions of ReachOut and

Replica. As a result, consolidated sales and marketing expenses are expected to remain the Company's most significant ongoing expense.

         General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $1.4 million and $1.1 million for the quarters ended March 31, 1997 and 1996, respectively, and $2.6 million and $2.2 million for the six month periods then ended, respectively. The increase in the current period's general and administrative expenses over expenses incurred in the comparable periods of the prior fiscal year is primarily due to the hiring of additional management personnel. As a result, consolidated general and administrative expenses are expected to increase in 1997 from the levels incurred in 1996.

         Interest Income. Interest income was $0.6 million for the quarter ended March 31, 1997, and $0.5 million for the quarter ended March 31, 1996, and $1.2 million and $1.1 million for the six months then ended, respectively. The increase in interest income for the quarter and six months ended March 31, 1997 over the comparable periods of fiscal 1996 is due primarily to interest earned on net positive cash flow from operations.

         Income Taxes. The effective income tax rate was 38% and 37% for the quarters ended March 31, 1997 and 1996, respectively. The effective income tax rate for the six month periods then ended was 35% and 38%, respectively, before the charge in the December 1995 quarter for purchased research and development stemming from the acquisition of California Software, Inc. and related investment in Dynanet. Changes in effective tax rates are impacted by the proportion of earnings from interest income and foreign operations and the different statutory tax rates associated with them. Consistent with statutory guidelines, no tax benefit was recognized in the December 1995 quarter on the purchased research and development charged to operations related to the acquisition of California Software, Inc. and related investment in Dynanet due to the tax attributes of the underlying acquisition.

         Quarterly Trends, Channel Inventories, New Product Introductions. The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term retail demand, the Company's operating results for that quarter could be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products. In addition, new products typically have a lengthy evaluation period before any purchase is made.

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

         Operating Systems. Stac's ReachOut and Replica products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 95, Windows 3.x and DOS. Replica supports Windows NT and Novell NetWare servers. Windows NT versions of both the ReachOut and Replica products were made available during the March 1997 quarter.

         Competition and Risks Associated with New Product Introductions. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere and Traveling Software, Inc.'s Laplink. ReachOut also competes against remote access products from companies such as Citrix, Inc. and Shiva Corporation. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers.

         The Company began shipping Replica back-up and disaster recovery software for Novell NetWare during the second quarter of fiscal 1996 and Replica for Windows NT in April. Replica competes with well established back-up products from Cheyenne Software, Inc., recently purchased by Computer Associates, Inc., and Seagate Software, Inc. (owned by Seagate Technologies, Inc.), both of which have established channels of distribution and installed customer bases. Resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

         The Company's license agreement with IBM Corporation grants IBM the right to implement the Company's patented data compression technology in IBM hardware and software products. Also, microprocessor and chip set suppliers, customers and others could seek to expand their product offerings by designing and selling products using competitive data compression or other technology that could render obsolete or adversely affect sales of Hi/fn's semiconductor and softwareproducts.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities increased by $4.1 million to $69.5 million at March 31, 1997 from that at September 30, 1996. The increase was primarily attributable to cash generated from operations. Working capital increased by $3.4 million to $71.9 million at December 31, 1997 from that at September 30, 1996.

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

                           PART II - OTHER INFORMATION


Item 1. In July 1992, separate shareholder class action complaints were filed in the United States District Court for the Southern District of California, alleging substantially identical violations of the federal securities laws against the Company and certain of its Directors for omitting material facts required to be stated in the Company's May 7, 1992 prospectus in order to artificially inflate the price of the Company's stock. The suits were purportedly brought on behalf of all persons who purchased the Company's common stock during the period May 7, 1992 through July 19, 1992, inclusive. The dismissal of the plaintiffs' claims by the U.S. District Court was upheld by the Appellate Court and,on March 3, 1997, the U.S. Supreme Court reported that it had refused to hear the appeal, rendering the lower court's dismissal final.

Item 4. The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on February 26, 1997. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 1998 Annual Meeting of Stockholders or until his successor is elected and (ii) ratified the selection of Price Waterhouse, LLP as the Company's independent accountants for the fiscal year ending September 30, 1997.


              The Company had 30,729,018 shares of Common Stock outstanding as of January 3, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 28,978,477 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

              Proposal 1:  Election of Directors
              ----------------------------------
                                                                 Voting Shares                 Voting Shares
                                                                 In Favor                      Against
                                                                 --------                      -------
                          Director

                          Gary W. Clow                                28,634,441                   344,036
                          Douglas L. Whiting, Ph.D.                   28,639,651                   338,826
                          Charles Gaylord                             28,641,451                   337,026
                          Joseph W. Jennings                          28,641,451                   337,026
                          Robert W. Johnson                           28,641,151                   337,326
                          Russell J. Robelen                          28,640,951                   337,526


              Proposal 2:  Ratification of Selection of Independent Accountants
              -----------------------------------------------------------------
                          Votes in favor:                             28,819,956
                          Votes against:                                  49,635
                          Abstentions:                                   108,886

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
                  11.01 - Computation of Earnings Per Share
                  27      Financial Data Schedule
          (b)  Reports on Form 8-K
                  None





Items 2, 3, and 5 are not applicable and have been omitted.

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






                                                           Stac, Inc.
                                              ---------------------------------
                                                           (Registrant)



Date:  May 9, 1997
                                              ---------------------------------
                                                         John R. Witzel
                                                  Vice President of Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                               Exhibit Title                                        Page
------                                               -------------                                        ----

11.01                                                Computation of Earnings
                                                     Per Share                                             17

27                                                   Financial Data Schedule